Form 10QSB
period 1999-12-31
POP N GO INC
filed 2000-02-18
CIK 1071819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the quarterly period ended 12/31/99

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _____________.

                             Commission file number:


                                 POP N GO, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                              95-4603172
--------                                                          --------------
(State or other jurisdiction                   (IRS Employer identification No.)
of incorporation or organization)

                            12429 EAST PUTNAM STREET
                           WHITTIER, CALIFORNIA 90602
                         ------------------------------
                    (Address of principal executive offices)

                                 (562) 945-9351
                                 --------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
        Yes    [ ]    No   [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 6,526,200.

Transitional Small Business Disclosure Format (Check One): Yes   [ ]    No   [X]

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                         POP N' GO, INC. AND SUBSIDIARY
                                 BALANCE SHEETS


                                                         DECEMBER 31          SEPTEMBER 30
                                                             1999                 1999
                                                         (UNAUDITED)            (AUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                             $    91,908           $   140,264
   Trade accounts receivable, less allowance
     for sales returns and doubtful accounts of
     $7,000 ($7,000 at Sept 30, 1999)                         85,406                59,055
   Debt issuance costs                                        61,650                     -
   Inventories                                               226,788               311,477
                                                         -----------           -----------

   Total current assets                                      465,752               510,796

Long-Term Receivable                                          67,708                47,500
Property and equipment, net                                   49,174                54,017
Proprietary software, net                                     95,280               123,890
                                                         -----------           -----------

   Total assets                                          $   677,914           $   736,203
                                                         ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts Payable                                      $   154,465           $   194,775
   Accrued liabilities                                        33,192                30,911
   Accrued consulting fees                                   155,400                77,700
   Customer deposits                                          19,767                19,767
   Convertible debentures                                    420,000                     -
                                                         -----------           -----------

       Total current liabilities                             782,824               323,153

Put option                                                   315,000               315,000
                                                         -----------           -----------

       Total liabilities                                   1,097,824               638,153
                                                         -----------           -----------


Stockholders' equity:
Common stock, par value $.001 per share,
  authorized 20,000,000 shares, issued
  and outstanding 6,551,200 shares at
  December 31, 1999 and 6,514,771 shares at
  September 30, 1999                                           6,552                 6,515

Additional paid in capital                                 4,585,457             4,568,243
Retained deficit                                          (5,011,919)           (4,476,708)
                                                         -----------           -----------

Total stockholders' equity                                  (419,910)               98,050
                                                         -----------           -----------

Total liabilities and stockholders'
  equity                                                 $   677,914           $   736,203
                                                         ===========           ===========



                 See accompanying notes to financial statements.

                         POP N' GO, INC. AND SUBSIDIARY
                  STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)



                                                        THREE MONTHS
                                                           ENDED
                                                        DECEMBER 31,
                                                 1999                  1998
                                             -----------           -----------
Net sales                                    $   182,005           $   139,096
Costs of goods sold                              129,224               121,013
                                             -----------           -----------

   Gross profit                                   52,781                18,083
                                             -----------           -----------

Operating expenses:
  Administrative and general                     534,190               300,743
  Development costs                               44,218                56,662
                                             -----------           -----------

Total operating expenses                         578,400               357,405
                                             -----------           -----------

Operating loss                                  (525,627)             (339,322)
Interest expense                                  (9,584)              (12,375)
                                             -----------           -----------

Income (loss) before income taxes               (535,211)             (351,697)
Provision for income taxes                             -                     -
                                             -----------           -----------

Net profit (loss)                            $  (535,211)          $  (351,697)

Retained deficit, beginning
  of period                                   (4,476,708)           (1,725,395)
                                             -----------           -----------

Retained deficit, end
  of period                                  $(5,011,919)          $(2,077,092)
                                             -----------           -----------

Per common share information:
  Net earnings (loss)                        $  (535,211)          $  (351,697)
                                             -----------           -----------

Earnings (loss) per share:
  Basic and diluted                          $     (0.08)          $     (0.08)
                                             -----------           -----------


Weighted average shares outstanding
 used in the per share calculation:
   Basic and diluted                           6,532,986             3,797,629
                                             -----------           -----------



                 See accompanying notes to financial statements.

                         POP N' GO, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                    THREE MONTHS
                                                                  ENDED DECEMBER 31,
                                                              1999                1998
                                                           ---------           ---------
Cash flows from operating activities
   Net income (loss)                                       $(535,211)          $(351,697)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                              31,153              39,359
   Provision for losses and sales returns                          -
Changes in assets and liabilities:
     Accounts receivable                                     (46,559)            (13,488)
     Inventories                                              84,689              82,351
     Other accounts payable and
       accrued expenses                                       39,671             (90,049)
                                                           ---------           ---------

Net cash provided by operating activities                   (426,257)           (333,524)
                                                           ---------           ---------

Cash flows from investing activities:
   Capital expenditures                                        2,300              (9,766)
                                                                               ---------

Net cash (used in) investing activities                        2,300              (9,766)
                                                           ---------           ---------

Cash flows from financing activities:
   Debt issuance costs                                       (61,650)                  -
   Convertible debentures                                    420,000                   -
   Common stock                                                   37                 924
   Additional paid in capital                                 17,214             483,215
                                                           ---------           ---------

Net cash (used in) financing activities                      375,601             484,139
                                                           ---------           ---------

Net decrease in cash and cash equivalents                    (48,356)            140,849
Cash and cash equivalents, beginning of period               140,264              17,238
                                                           ---------           ---------

Cash and cash equivalents, end of period                   $  91,908           $ 158,087

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                              $   9,584           $  12,375
                                                           ---------           ---------

     Income taxes                                          $       -           $       -
                                                           ---------           ---------



                 See accompanying notes to financial statements.

                          POP N GO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)



1.    Summary of significant accounting policies:

      Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended December 31, 1999 and 1998.

      Certain information and footnote disclosures normally included in financial principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited financial statements as of September 30, 1999.

      Principles of consolidation: The Company's consolidated financial statements include the accounts of the Pop N Go, Inc. and its wholly-owned subsidiary, Nuts To Go, Inc. All intercompany balances and transactions have been eliminated.

2.    Debt financing:

      In the quarter ending December 31, 1999, the Company received proceeds of $420,000 from the issuance of convertible notes. The notes bear interest at 15% per annum and mature on October 1, 2000.

3.    Income or Loss per share:

      Income or Loss per share amounts for the 1999 and 1998 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THREE MONTHS ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

The Company incurred a net loss of $535,211 for the period ended December 31, 1999 as compared to a net loss of $351,697 for the period ended December 31, 1998. This loss represents a loss from operations of $525,627 and $339,322 for the period ended December 31, 1999 and 1998, respectively. The net loss also includes interest expense and other finance charges totaling $9,584 and $12,375 for the period ended December 31, 1999 and 1998, respectively.

Total revenues for the period ended December 31, 1999 were $182,005 as compared to $139,096 for the period ended December 31, 1998. This represents an increase in revenues of 31% over the same period in the prior year. This increase was primarily due to additional popcorn machine sales during 1999.

Total cost of goods sold for the period ended December 31, 1999 was $129,244 as compared to $121,013 for the period ended December 31, 1998. The gross profit percent on the equipment sales was 29% for the three months ended December 31, 1999 as compared to 13.0% for the same period in the prior year. The gross profit percent increase during the current period was due to the Company becoming more efficient in manufacturing and assembling the units.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended December 31, 1999, total operating expenses were $549,288. For the period ended December 31, 1998, total operating expenses were $357,405. This represents a 54% increase over the same period in the prior year.

General and administrative expenses for the period ended December 31, 1999 was $505,070 as compared to $300,743 for the period ended December 31, 1998. This represents an increase of 68% over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, increases in salaries and wages due to hiring of additional employees, increases in travel and trade show expenses, and the amortization of costs relating to acquiring proprietary software.

Interest expense and other finance charges went from $12,375 for the period ended December 31, 1998 to $9,584 for the period ended December 31, 1999. This represents a decrease in interest expense of 23% from the prior year. This decrease was due primarily to the issuance of common stock in exchange for convertible debentures at a value below the market price of the common stock at that time of the issuance.


Liquidity and Capital Resources

As of December 31, 1999, the Company had cash and cash equivalents of $91,908 as compared to cash and cash equivalents of $140,264 as of September 30, 1999. At December 31, 1999, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($317,072) as compared to a working capital (total current liabilities in excess of current assets) of $187,643 as of September 30, 1999.

 Net cash used in operating activities was $426,257 for the period ended December 31, 1999 and $333,524 for the period ended December 31, 1998. The principal use of cash for the period ended December 31, 1999 was to fund the net loss from operations for the period.

Net cash from investing activities was $2,300, compared with net cash used in investing activities was $9,766 for the year ended December 31, 1999 and 1998, respectively. This increase in net cash was a result of the disposition of demo units during the period ended December 31, 1999 for which the research and development was completed during the prior period.

Net cash from financing activities was $375,601 for the period ended December 31, 1999 as compared to $484,139 for the period ended December 31, 1998. The Company raised a total of $375,601 from the issuance of convertible debentures, net of debt issuance costs during the three months ended December 31, 1999, and this was used to fund the net loss from operations. The Company raised a total of $484,139 from the sale of its common stock during the three months ended December 31, 1998, which was used to finance the net loss from operations for the period and future periods.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        None.


Item 2. Changes in Securities

        None.


Item 3. Defaults in Senior Securities

        None.


Item 4. Submission of Matters to Vote of Security Holders

        None.


Item 5. Other Information

        None.


Item 6. Exhibits and Reports on Form 10-QSB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

        Exhibit No.          Reference
        3.(i)*               Certificate of Incorporation of Pop N Go, Inc.
        3.(ii)*              Bylaws



*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 16th day of February, 2000.

POP N GO, INC.


By /s/ Melvin Wyman
  ----------------------------
  Melvin Wyman,
  Chief Financial Officer