Form 10QSB
period 2000-03-31
POP N GO INC
filed 2000-05-19
CIK 1071819

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended 3/31/00.


[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _______________ to _______________

                     Commission file number: _______________


                                 POP'N GO, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       95-4603172
(State or other jurisdiction of                (IRS Employer identification No.)
 incorporation or organization)


                            12429 EAST PUTNAM STREET
                           WHITTIER, CALIFORNIA 90602
                    (Address of principal executive offices)

                                 (562) 945-9351
                           (Issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 6,975,792.

        Transitional Small Business Disclosure Format (Check One):
        Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                POP 'N GO, INC.
                                 BALANCE SHEETS


                                                 MARCH 31,          SEPTEMBER 30,
                                                   2000                 1999
                                                -----------         ------------
                                                (UNAUDITED)           (AUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents                     $    62,791         $   140,264
  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $7,000 ($7,000 at Sept 30, 1999)                156,502              59,055
  Inventories                                       263,829             311,477
                                                -----------         -----------

   Total current assets                             483,122             510,796

Long-Term Receivable                                     --              47,500
Furniture and equipment, net                         56,911              54,017
Proprietary software, net                            38,147             123,890
                                                -----------         -----------
Total assets                                    $   578,180         $   736,203
                                                ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable                              $   323,169         $   194,775
  Accrued liabilities                                33,736              30,911
  Accrued consulting fees                           233,100              77,700
  Customer deposits                                  19,767              19,767
  Convertible debentures                            649,800                --
                                                -----------         -----------

      Total current liabilities                   1,259,572             323,153

Put option                                          315,000             315,000
                                                -----------         -----------

      Total liabilities                           1,574,572             638,153
                                                -----------         -----------

Stockholders' equity:
Common stock, par value $.001 per share,
  authorized 20,000,000 shares, issued
  and outstanding 6,654,986 shares at
  March 31, 2000 and 6,514,771 shares at
  September 30, 1999                                  6,655               6,515

Additional paid in capital                        4,521,178           4,568,243
Retained deficit                                 (5,524,225)         (4,476,708)
                                                -----------         -----------

Total stockholders' equity                         (996,392)             98,050
                                                -----------         -----------

Total liabilities and stockholders'
  equity                                        $   578,180         $   736,203
                                                ===========         ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                POP 'N GO, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                                   SIX MONTHS
                                                                 ENDED MARCH 31,
                                                            2000                1999
                                                         -----------         -----------
Cash flows from operating activities
   Net income (loss)                                     $(1,047,517)        $  (969,511)
Adjustments to reconcile net income
 (loss to net cash provided by
 operating activities:
   Depreciation and amortization                              81,549             103,076
   Provision for losses and sales returns                       --                  --
Changes in assets and liabilities:
   Accounts receivable                                       (49,948)            (25,349)
   Inventories                                                47,648             (30,143)
   Proprietary Software                                         --               (37,706)
   Other accounts payable and
     accrued expenses                                        286,620             (37,693)
                                                         -----------         -----------

Net cash provided by operating activities                   (681,648)           (997,326)
                                                         -----------         -----------

Cash flows from investing activities:
   Capital expenditures                                        1,300             (10,809)
                                                         -----------         -----------

Net cash (used in) investing activities                        1,300             (10,809)
                                                         -----------         -----------

Cash flows from financing activities:
   Convertible debentures                                    649,800                --
   Common stock                                                  140                 750
   Additional paid in capital                                (47,065)          1,039,055
                                                         -----------         -----------

Net cash (used in) financing activities                      602,875           1,039,805
                                                         -----------         -----------

Net decrease in cash and cash equivalents                    (77,473)             31,670
Cash and cash equivalents,
  beginning of period                                        140,264              17,238
                                                         -----------         -----------

Cash and cash equivalents,
  end of period                                          $    62,791         $    48,908
                                                         ===========         ===========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest                                            $     9,584         $     1,250
                                                         ===========         ===========

     Income taxes                                        $       800         $       800
                                                         ===========         ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 POP 'N GO, INC.
                  STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                             MARCH                             MARCH
                                          THREE MONTHS                       SIX MONTHS
                                     2000             1999             2000             1999
                                  -----------      -----------      -----------      -----------
Net sales                         $   213,501      $   181,958      $   395,506      $   321,054
Costs of goods sold                   185,747          237,708          344,091          358,721

   Gross profit                        27,754      $   (55,750)          51,417          (37,667)
                                  -----------      -----------      -----------      -----------

Operating expenses:
  Administrative and general          517,846          498,738        1,022,916          799,481
  Development costs                    21,416           51,901           65,634          108,563
                                  -----------      -----------      -----------      -----------

Total operating expenses              539,262          550,639        1,088,550          908,044
                                  -----------      -----------      -----------      -----------

Operating loss                       (511,506)        (606,389)      (1,037,133)        (945,711)
Interest expense                       (9,584)         (10,625)          (9,584)         (23,000)
                                  -----------      -----------      -----------      -----------

Income (loss) before
  income taxes                       (521,090)        (617,014)      (1,046,717)        (968,711)
Provision for income taxes               --               --               (800)            (800)
                                  -----------      -----------      -----------      -----------

Net profit (loss)                 $  (521,090)     $  (617,014)     $(1,047,517)     $  (969,511)

Per common share information:
  Net earnings (loss)             $  (521,090)     $  (617,014)     $(1,047,517)     $  (969,511)
                                  ===========      ===========      ===========      ===========

Earnings (loss) per share:
  Basic and diluted               $     (0.08)     $     (0.17)     $     (0.16)     $     (0.26)
                                  ===========      ===========      ===========      ===========

Weighted average shares
  outstanding used in the
  per share calculation:
    Basic and diluted               6,636,772        3,710,111        6,584,879        3,710,111
                                  ===========      ===========      ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         POP 'N GO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


1.    Summary of significant accounting policies:

      Basis of quarterly presentation: The accompanying quarterly financial statements of Pop 'N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended March 31, 2000 and 1999.

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

      Principles of consolidation: The Company's consolidated financial statements include the accounts of the Pop 'N Go, Inc. and its wholly-owned subsidiary, Nuts To Go, Inc. All intercompany balances and transactions have been eliminated.

2.    Debt financing:

      In the quarter ending March 31, 2000, the Company received proceeds of $229,800 from the issuance of convertible notes. The notes bear interest at 15% per annum and mature on October 1, 2000.

3.    Income or Loss per share:

      Income or Loss per share amounts for the 2000 and 1999 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding.

Item 2. Management's Discussion and Analysis or Plan of Operations

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                           THREE MONTHS               SIX MONTHS
                                          ENDED MARCH 31,           ENDED MARCH 31,
                                         2000         1999          2000        1999
                                        ------       ------       --------     ------
Net sales                                100.0%       100.0%         100.0%     100.0%

Cost of sales                             87.0        130.6           87.0      111.7
                                        ------       ------       --------     ------
Gross profit                              13.0        (30.6)          13.0      (11.7)

Administrative and general expenses     (242.6)      (274.1)        (258.6)    (249.0)
Development costs                        (10.0)       (28.5)         (16.6)     (38.8)

Loss from operations                    (239.6)      (333.2)        (262.2)    (294.5)
Interest expense                          (4.5)        (5.8)          (2.4)      (7.2)
                                        ------       ------       --------     ------

Income (loss) before income taxes       (244.1)      (339.0)        (264.6)    (301.7)
Provision for income taxes                --           --             (0.2)      (0.3)
                                        ------       ------       --------     ------

Net income (loss)                       (244.1)%     (339.0)%       (264.8)%   (302.0)%
                                        ======       ======       ========     ======


THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

The Company incurred a net loss of $521,090 for the period ended March 31, 2000 as compared to a net loss of $617,014 for the period ended March 31, 1999. This loss represents a loss from operations of $511,506 and $606,389 for the period ended March 31, 2000 and 1999, respectively. The net loss also includes interest expense and other finance charges totaling $9,584 and $10,625 for the period ended March 31, 2000 and 1999, respectively.

Total revenues for the period ended March 31, 2000 were $213,501 as compared to $181,958 for the period ended March 31, 1999. This represents an increase in revenues of 17.3% over the same period in the prior year. This increase was primarily due to additional popcorn machine sales during 2000.

Total cost of goods sold for the period ended March 31, 2000 was $185,747 as compared to $181,958 for the period ended March 31, 1999. The gross profit percent on the equipment sales was 13.0% for the period ended March 31, 1999 and for the period ended March 31, 2000.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended March 31, 2000, total operating expenses were $539,262. For the period ended March 31, 1999, total operating expenses were $550,639. This represents a 2% decrease over the same period in the prior year.

General and administrative expenses for the period ended March 31, 2000 was $517,846 as compared to $498,738 for the period ended March 31, 1999. This represents an increase of 4% over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, increases in salaries and wages due to hiring of additional employees, increases in travel and trade show expenses, and the amortization of costs relating to acquiring proprietary software.

Interest expense and other finance charges went from $10,625 for the period ended March 31, 1999 to $9,584 for the period ended March 31, 2000. This represents a decrease in interest expense of 10% from the prior year. This decrease was due primarily to the issuance of common stock in exchange for convertible debentures at a value below the market price of the common stock at that time of the issuance.


SIX MONTHS ENDED MARCH 31, 2000 VERSUS SIX MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

The Company incurred a net loss of $1,047,517 for the period ended March 31, 2000 as compared to a net loss of $969,511 for the period ended March 31, 1999. This loss represents a loss from operations of $1,037,133 and $945,711 for the period ended March 31, 2000 and 1999, respectively. The net loss also includes interest expense and other finance charges totaling $9,584 and $23,000 for the period ended March 31, 2000 and 1999, respectively.

Total revenues for the period ended March 31, 2000 were $395,506 as compared to $321,054 for the period ended March 31, 1999. This represents an increase in revenues of 23% over the same period in the prior year. This increase was primarily due to additional popcorn machine sales during 1999 and 2000.

Total cost of goods sold for the period ended March 31, 2000 was $344,091 as compared to $358,721 for the period ended March 31, 1999. The gross profit percent on the equipment sales was 13.0% for the period ended March 31, 2000 and (12%) for the period ended March 31, 1999.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended March 31, 2000, total operating expenses were $1,088,550. For the period ended March 31, 1999, total operating expenses were $908,044. This represents a 20% increase over the same period in the prior year.

General and administrative expenses for the period ended March 31, 2000 was $1,022,916 as compared to $799,481 for the period ended March 31, 1999. This represents an increase of 28% over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, increases in salaries and wages due to hiring of additional employees, increases in travel and trade show expenses, and the amortization of costs relating to acquiring proprietary software.

Interest expense and other finance charges went from $23,000 for the period ended March 31, 1999 to $9,584 for the period ended March 31, 2000. This represents a decrease in interest expense of 58% from the prior year. This decrease was due primarily to the issuance of common stock in exchange for convertible debentures at a value below the market price of the common stock at that time of the issuance.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalents of $62,791 as compared to cash and cash equivalents of $140,264 as of September 30, 1999. At September 30, 1999, the Company had a working capital (total current assets in excess of total current liabilities) of $187,643 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $687,800 as of March 31, 2000. Net cash used in operating activities was $776,450 for the period ended March 31, 2000 and $997,326 for the period ended March 31, 1999. The principal use of cash for the period ended March 31, 2000 was to fund the net loss from operations for the period. The Company raised a total of $602,875 from the issuance of common stock, net of stock issuance costs and the issuance of convertible debentures during the period ended March 31, 2000, and this was used to fund the net loss from operations, as well as to purchase furniture and equipment and pay off a loan from a shareholder.

Net cash from investing activities was $1,300, compared with net cash used in investing activities was $10,809 for the year ended March 31, 2000 and 1999, respectively. This increase in net cash was a result of the disposition of demo units during the period ended March 31, 2000 for which the research and development was completed during the prior period.

Net cash from financing activities was $602,875 for the period ended March 31, 2000 as compared to $1,039,805 for the period ended March 31, 1999.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        None.


Item 2. Changes in Securities

        None.


Item 3. Defaults in Senior Securities

        None.


Item 4. Submission of Matters to Vote of Security Holders

        None.


Item 5. Other Information

        None.


Item 6. Exhibits and Reports on Form 10-QSB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

        Exhibit No.          Reference
        -----------          ---------
        3.(i)*               Certificate of Incorporation of Pop N Go, Inc.
        3.(ii)*              Bylaws


* Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 12th day of May, 2000.

POP 'N GO, INC.


By     /s/ Melvin Wyman
  --------------------------------------
     Melvin Wyman,
    Chief Financial Officer