Form 10QSB
period 2000-06-30
POP N GO INC
filed 2000-08-14
CIK 1071819

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934                            For the quarterly period ended 6/30/00.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from __________ to __________

                             Commission file number:


                                 POP N GO, INC.
        (Exact name of small business issuer as specified in its charter)
        -----------------------------------------------------------------

             Delaware                                  95-4603172
 ---------------------------------                 -------------------
   (State or other jurisdiction                      (IRS Employer
 of incorporation or organization)                 identification No.)


                            12429 EAST PUTNAM STREET
                           WHITTIER, CALIFORNIA 90602
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (562) 945-9351
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 6,975,792

   Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                 POP N' GO, INC.
                                 BALANCE SHEETS



                                                JUNE 30,       SEPTEMBER 30,
                                                  2000            1999
                                              (UNAUDITED)       (AUDITED)
                                              -----------      -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                   $   116,048       $   140,264
  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $7,000 ($7,000 at Sept 30, 1999)              180,998            59,055
    Inventories                                   347,857           311,477
    Prepaid expenses                              145,000                --
                                              -----------       -----------
    Total current assets                          789,903           510,796

Long-Term Receivable                                                 47,500
Property and equipment, net                        46,365            54,017
Proprietary software, net                           9,450           123,890
                                              -----------       -----------

Total assets                                  $   845,718       $   736,203
                                              ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible debentures                      $   789,234       $        --
  Loan Payable                                    250,000
  Accounts Payable                                228,978           194,775
  Accrued liabilities                              38,322            30,911
  Accrued consulting fees                         310,800            77,700
  Customer deposits                                19,767            19,767
                                              -----------       -----------
      Total current liabilities                 1,637,101           323,153

Put option                                             --           315,000
                                              -----------       -----------
      Total liabilities                         1,637,101           638,153
                                              -----------       -----------
Stockholders' equity:
Committed stock, 110,000 shares                   168,000
Common stock, par value $.001 per share,
  authorized 20,000,000 shares, issued
  and outstanding 6,949,270 shares at
  June 30, 2000 and 6,514,771 shares at
  September 30, 1999                                6,949             6,515

Additional paid in capital                      5,229,957         4,568,243
Retained deficit                               (6,196,289)       (4,476,708)
                                              -----------       -----------
Total stockholders' equity                       (791,383)           98,050
                                              -----------       -----------
Total liabilities and stockholders'
  equity                                      $   845,718       $   736,203
                                              ===========       ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 POP N' GO, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                            THREE MONTHS                        NINE MONTHS
                                   -----------------------------       -----------------------------
                                       2000              1999              2000              1999
                                   -----------       -----------       -----------       -----------
Net sales                          $    56,956       $   178,190       $   452,463       $   499,244
Costs of goods sold                     49,551            46,000           393,642           404,721
                                   -----------       -----------       -----------       -----------
   Gross profit                          7,405           132,190            58,821            94,523
                                   -----------       -----------       -----------       -----------
Operating expenses:
  Administrative and general           638,772           589,285         1,661,688         1,388,766
  Development costs                     10,300            41,497            75,934           150,060
                                   -----------       -----------       -----------       -----------
Total operating expenses               649,072           630,782         1,737,622         1,538,826
                                   -----------       -----------       -----------       -----------
Operating loss                        (641,667)         (498,592)       (1,678,801)       (1,444,303)
Interest expense                       (30,183)           (9,375)          (39,767)          (32,375)
                                   -----------       -----------       -----------       -----------
Income (loss) before
  income taxes                        (671,850)         (507,967)       (1,718,568)       (1,476,678)
Provision for income taxes                (213)             (915)           (1,013)           (1,715)
                                   -----------       -----------       -----------       -----------
Net profit (loss)                  $  (672,063)      $  (508,882)      $(1,719,581)      $(1,478,393)

Per common share information:
  Net earnings (loss)              $  (672,063)      $  (508,882)      $(1,719,581)      $(1,478,393)
                                   ===========       ===========       ===========       ===========
Earnings (loss) per share:
  Basic and diluted                $     (0.10)      $     (0.11)      $     (0.26)      $     (0.34)
                                   ===========       ===========       ===========       ===========
Weighted average shares
outstanding used in the
 per share calculation:
    Basic and diluted                6,802,128         4,749,089         6,603,093         4,374,530
                                   ===========       ===========       ===========       ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 POP N' GO, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                        NINE MONTHS
                                                       ENDED JUNE 30,
                                               -----------------------------
                                                   2000              1999
                                               -----------       -----------

Cash flows from operating activities
   Net income (loss)                           $(1,719,581)      $(1,478,393)
Adjustments to reconcile net income
 (loss to net cash provided by
 operating activities:
   Depreciation and amortization                   122,972           118,975
   Provision for losses and sales returns               --                --
   Issued for services                             168,000                --
Changes in assets and liabilities:
   Accounts receivable                             (74,443)         (108,809)
   Inventories                                     (36,380)          (70,436)
   Prepaid expenses                               (145,000)               --
   Proprietary Software                                 --           (13,026)
   Other accounts payable and
     accrued expenses                              274,714           (72,023)
                                               -----------       -----------
Net cash provided by operating activities       (1,409,718)       (1,623,712)
                                               -----------       -----------
Cash flows from investing activities:
   Capital expenditures                               (880)          (18,498)
                                               -----------       -----------
Net cash (used in) investing activities               (880)          (18,498)
                                               -----------       -----------
Cash flows from financing activities:
   Convertible debentures                          789,234          (250,000)
   Common stock                                        434             2,078
   Loan Payable                                    250,000                --
   Additional paid in capital                      346,714         1,963,882
                                               -----------       -----------
Net cash (used in) financing activities          1,386,382         1,715,960
                                               -----------       -----------
Net decrease in cash and cash equivalents          (24,216)           73,750
Cash and cash equivalents,
  beginning of period                              140,264            17,238
                                               -----------       -----------
Cash and cash equivalents,
  end of period                                $   116,048       $    90,988
                                               ===========       ===========
Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest                                  $    39,767       $    32,375
                                               ===========       ===========
     Income taxes                              $     1,013       $     1,715
                                               ===========       ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         POP N' GO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


1.    Summary of significant accounting policies:

      Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended June 30, 2000 and 1999.

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

2.    Going concern issues

      The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

3.    Debt financing:

      In the quarter ending June 30, 2000, the Company received proceeds of $134,434 from the issuance of convertible notes and $250,000 loan from a private lender. The loan is payable on January 1, 2000 and bears interest at a rate of 12%. In addition, the loan required the issuance of 25,000 shares of stock. Accordingly, the Company has recorded the fair market value of the shares as interest over the term of the loan.

      During the three months ending June 30, 2000, the Company received proceeds of $139,434 from the issuance of convertible debentures. The debentures are convertible immediately and are due September 30, 2000. As these debentures were issued at a conversion rate equal to the fair market value of the Company's stock, no additional charge has been recorded.


4.    Put Option:

      During the quarter ended June 30, 2000, the put option expired and the carrying amount of the contingent liability of $315,000 has been reclassified to additional paid in capital.

5.    Consulting Agreement:

      The Company entered into an agreement with an investor relations firm for certain consulting services. The agreement called for the issuance of 200,000 shares of common stock over the 7 month term of the agreement period. As of the June 30, the company had issued 105,000 shares of stock. Related to the agreement, the company has recorded the transaction at the fair market value of the stock, and maintains $120,000 capitalized as prepaid consulting fees, which is being amortized over its remaining term of the agreement, and has recorded $133,000 as committed common stock for those shares remaining un-issued at June 30, 2000.

6.    Income or Loss per share:

      Income or Loss per share for the 2000 and 1999 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding.

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

The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                                      THREE MONTHS                 NINE MONTHS
                                                     ENDED JUNE 30,               ENDED JUNE 30,
                                                ----------------------        ----------------------
                                                 2000           1999           2000           1999
                                                -------        -------        -------        -------
Net sales                                         100.0%         100.0%         100.0%         100.0%

Cost of sales                                      87.0           25.8           87.0           81.1
                                                -------        -------        -------        -------
Gross profit                                       13.0           74.2           13.0           18.9

Administrative and general expenses             (1,121.5)       (330.7)        (367.3)        (278.2)
Development costs                                 (18.1)         (23.3)         (16.8)         (30.1)
                                                -------        -------        -------        -------
Loss from operations                            (1,126.6)       (279.8)        (371.1)        (289.4)
Interest expense                                  (53.0)          (5.3)          (8.8)          (6.5)
                                                -------        -------        -------        -------
Income (loss) before income taxes               (1,179.6)       (285.1)        (379.9)        (295.9)
Provision for income taxes                         (0.4)          (0.5)          (0.2)          (0.3)
                                                -------        -------        -------        -------
Net income (loss)                               (1,180.0)%      (285.6)%       (380.1)%       (296.2)%
                                                =======        =======        =======        =======


THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

The Company incurred a net loss of $672,063 for the three months ended June 30, 2000 as compared to a net loss of $508,882 for the three months ended June 30, 1999. This loss represents a loss from operations of $641,667 and $498,592 for the three months ended June 30, 2000 and 1999, respectively. The net loss also includes interest expense and other finance charges totaling $30,183 and $9,375 for the three months ended June 30, 2000 and 1999, respectively.

Total revenues for the three months ended June 30, 2000 were $ 56,956 as compared to $178,190 for the three months ended June 30, 1999. This represents a decrease in revenues of 68% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2000.

Total cost of goods sold for the three months ended June 30, 2000 was $49,551 as compared to $46,000 for the three months ended June 30, 1999. The gross profit percent on the equipment sales was 74.0% for the three months ended June 30, 1999 and 13.0% for the three months ended June 30, 2000.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the three months ended June 30, 2000, total operating expenses were $649,072. For the three months ended June 30, 1999, total operating expenses were $630,782. This represents a 2.9% increase over the same period in the prior year.

General and administrative expenses for the three months ended June 30, 2000 were $638,772 as compared to $589,285 for the three months ended June 30, 1999. This represents an increase of 8.4% over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, increases in salaries and wages due to hiring of additional employees, increases in travel and trade show expenses, and the amortization of costs relating to acquiring proprietary software.

Interest expense and other finance charges went from $9,375 for the three months ended June 30, 1999 to $30,183 for the three months ended June 30, 2000. This represents an increase in interest expense of 222% from the prior year. This increase was due primarily to the interest on convertible debentures.

NINE MONTHS ENDED JUNE 30, 2000 VERSUS NINE MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

The Company incurred a net loss of $1,719,581 for the nine months ended June 30, 2000 as compared to a net loss of $1,478,393 for the nine months ended June 30, 1999. This loss represents a loss from operations of $1,678,801 and $1,444,303 for the nine months ended June 30, 2000 and 1999, respectively. The net loss also includes interest expense and other finance charges totaling $39,767 and $32,375 for the nine months ended June 30, 2000 and 1999, respectively.

Total revenues for the nine months ended June 30, 2000 were $452,463 as compared to $499,244 for the nine months ended June 30, 1999. This represents a decrease in revenues of 9% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 1999 and 2000.

Total cost of goods sold for the nine months ended June 30, 2000 was $393,642 as compared to $404,721 for the nine months ended June 30, 1999. The gross profit percent on the equipment sales was 13.0% for the nine months ended June 30, 2000 and 18.9% for the nine months ended June 30, 1999.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the nine months ended June 30, 2000, total operating expenses were $1,737,622. For the nine months ended June 30, 1999, total operating expenses were $1,538,826. This represents a 13% increase over the same period in the prior year.

General and administrative expenses for the nine months ended June 30, 2000 were $1,661,688 as compared to $1,388,766 for the nine months ended June 30, 1999. This represents an increase of 20% over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, increases in salaries and wages due to hiring of additional employees, increases in travel and trade show expenses, and the amortization of costs relating to acquiring proprietary software.

Interest expense and other finance charges went from $32,375 for the nine months ended June 30, 1999 to $39,767 for the nine months ended June 30, 2000. This represents an increase in interest expense of 23% from the prior year. This increase was due primarily to the interest on convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and cash equivalents of $116,048 as compared to cash and cash equivalents of $140,264 as of September 30, 1999. At September 30, 1999, the Company had a working capital (total current assets in excess of total current liabilities) of $187,643 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $847,198 as of June 30, 2000. Net cash used in operating activities was $1,409,718 for the nine months ended June 30, 2000 and $1,717,123 for the nine months ended June 30, 1999. The principal use of cash for the nine months ended June 30, 2000 was to fund the net loss from operations for the period. The Company raised a total of $1,386,382 from the issuance of common stock, net of stock issuance costs, loan from a private lender and the issuance of convertible debentures during the nine months ended June 30, 2000, and this was used to fund the net loss from operations, as well as to purchase furniture and equipment and pay off a loan from a shareholder.

Net cash used in investing activities was $880, compared with net cash used in investing activities of $18,498 for the nine months ended June 30, 2000 and 1999, respectively. This decrease in net cash used was primarily attributable to a reduction in capital expenditures incurred during the nine month period ended June 30, 2000.

Net cash from financing activities was $1,386,382 for the nine months ended June 30, 2000 as compared to $1,715,960 for the nine months ended June 30, 1999.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults in Senior Securities

        None.

Item 4. Submission of Matters to Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 10Q-SB

      (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

Exhibit No.          Reference
-----------          ---------

  3.(i)*             Certificate of Incorporation of Pop N Go, Inc.
  3.(ii)*            Bylaws


*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 11th day of August, 2000.

POP N GO, INC.


By   /s/ MELVIN WYMAN
  ---------------------------------
   Melvin Wyman,
   Chief Financial Officer