Form 10KSB40
period 2000-09-30
POP N GO INC
filed 2001-01-16
CIK 1071819

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____    Commission file number   333-88837


                                 POP N GO, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                               95-4603172
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                            12429 EAST PUTNAM STREET
                           WHITTIER, CALIFORNIA 90602
               (Address of principal executive offices) (Zip Code)

                                 (562) 945-9351
                            Issuer's telephone number

            Securities registered under Section 12(b) of the Exchange Act
Title of each class                    Name of each exchange on which registered
      NONE                                                 NONE

         Securities registered under Section 12(g) of the Exchange Act:
                        NONE             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]     No. [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $537,714.

The number of shares outstanding of the issuer's Common Stock as of December 31, 2000, was 8,507,199 Shares. The aggregate market value of the Common Stock (6,172,399 Shares) held by non-affiliates, based on the closing market price ($.31 ) of the Common Stock as of December 31, 2000 was $1,913,444.

THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS.


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

                        BUSINESS OF THE COMPANY - GENERAL

A. GENERAL. The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto, contained elsewhere in this Report. This Report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Unless the context otherwise requires, the term "Company" refers to Pop N Go, Inc.

Pop N Go, Inc. is a Delaware corporation, organized in October of 1996, for the purpose of conducting a business in the development, manufacturing, marketing and distribution of a new line of specialty food service and food vending machine equipment.

The Company began operations in October 1996 and began shipping its first product, the Pop N Go Hot Air Popcorn Vending Machine during the 4th quarter of 1997.

The Company acquired all of the outstanding shares of Nuts to Go, Inc. in February of 1998, and thereby technology under development for a hot nuts vending machine, which management intends to be the Company's second vending machine product. The Company has carried on development of this technology in Pop N Go, Inc. Nuts to Go, Inc. is currently an inactive subsidiary without assets or activities. The Company estimates, although it cannot assure, that it may introduce this second product, the "Hot Nuts" vending machine, during the second quarter of 2001.

In July 98 the Company amended its Articles of Incorporation to split its outstanding stock on an 1850 for one basis (all share numbers set forth herein are on the basis of post split shares).

Revenue streams are anticipated to be generated in the future from (1) the sale of the Pop N Go vending machines; and (2) the operation of Company owned revenue share machines, which are owned by the Company, and are typically located in retail stores with the store receiving a percentage of the revenue generated by each machine. Company personnel provide maintenance and collection services for revenue sharing machines. It is estimated that up to 25% of the Company's machines will be operated on a revenue sharing program. There is of course no assurance that the Company will be successful or will realize profits from its activities.


B.  PRODUCTS

Pop N Go is a unique hot air based popcorn vending machine which delivers a fresh cup of popcorn on demand, with butter flavoring or plain. Pop N Go contains the Company's proprietary microprocessor technology which provides a closed-loop feedback popping process and generates an audit trail for each cup vended. The attractive design is geared for the retail environment in an effort to generate a higher volume of cups vended than a factory lunchroom environment.

The popcorn unit has a moving color LED display that instructs the customer on how to use the vending machine, neon lights, and an open "see-through" cooking system that allows the customer to watch and take in the aroma as the machine pops the popcorn on demand. The neon lights and a moving color LED display provide for maximum visibility and customer entertainment. The 46 ounce cup of popcorn is popped with hot air during a two- minute vend cycle, and the customer has a choice of oil-free or butter-flavored popcorn. The latter is sprayed with butter-flavored oil during the pop cycle.

Pop N Go can be operated in automatic vend mode, manual mode or via remote control in manual locations where the machine is not located in close proximity to the cashier. It is available in counter top or floor models. Both models feature a napkin and salt dispenser and a waste drawer. The vender features fully programmable system parameters, including cook time, temperature and butter dispenser. All subsystems can be easily removed for cleaning and maintenance. The machine's computerized audit system allows for easy access to vend history.

To install the machine, the operator need only remove the fully assembled unit from its box, and plug it in at a location. Once the operator stocks the unit with popcorn and flavoring and has verified the kernel and flavoring dispenser level, he or she must only restock the machine every 100 vends.

The Company's focus on serving the general public in addition to the office and factory workplace expands the market for fresh popped popcorn significantly.

In addition to the United States, where the Company has pilot programs in Chevron, Food Lion and AMF Bowling Centers, the Company also has targeted the international market for the sale of popcorn units. The Company currently has distributors in Mexico, Canada, China, Cyprus, Korea and Singapore.

Management plans to aggressively develop new niche markets for other vending equipment. The next vending machine will be Go Nuts, a specialty hot nuts vender incorporating many of the unique features of the Pop N Go popcorn vender.


C.  THE MARKET

Vending is estimated to be a $30 billion industry according to the Trade Publication 1998 Vending Times, and worldwide popcorn sales are in excess of 1 billion pounds annually according to the 1998 Popcorn Institute estimate. Management believes the ability to deliver hot fresh popcorn popped right in front of the customer with all of the smell and sound of fresh popping corn presents a powerful attract mode to the consumer. The vend price of $1 for a 46 ounce cup of popcorn represents significant value to the consumer and allows the owner/operator to net up to $.85 for each cup vended, before paying any location commissions.

Pop N Go popcorn machines are currently located in convenience stores, supermarkets, bowling alleys, car washes, military bases and a wide range of other retail, industrial and office locations.

Management believes there is a trend toward eating healthy, which gives Pop N Go a significant advantage over microwave and other kettle popped products, since Pop N Go is the only popcorn that can be delivered totally oil-free. The customer who enjoys butter flavoring can choose that option by making that selection during the vend process. The total vend cycle takes approximately 2 minutes, which is shorter than the microwave or kettle popped process.


D.  DISTRIBUTORS & MARKETING

The Company has entered into oral or written distribution agreements with domestic and international distributors.

The Company's President is a minority shareholder in VTR Services, Inc., one of the Company's distributors for the mid-Atlantic region. The terms by which the Company does business with VTR are the same as with the Company's other distributors.

The Company management estimates there may be over one million potential locations for its popcorn machine in the U.S., including 100,000 convenience stores, and thousands of other retail stores, schools, hospitals, offices and military bases.

E.    COMPETITION

Consumers of popcorn outside of the home heretofore have had two options available to them. First is the kettle popped popcorn which is typically available in movie theaters and concession stands. The popcorn is cooked in oil in large batches and is subject to waste, labor and cleanliness issues. Kettle popped corn will grow stale quickly if not consumed. The second option typically available in the lunchroom environment is microwave cooked popcorn. The consumer purchases a bag of microwave popcorn from a snack vending machine and cooks it in a microwave oven.

These traditional ways of serving popcorn are the major competition for Pop N Go's popcorn machine. These methods do not allow for delivery of a fresh cup popped on demand in an oil free manner.

Management believes there may be perhaps two competitors that produce hot air popcorn vending machines. Neither have the features of Pop N Go that combine the programmable cook process with the attract mode LED display. Management believes it has significant market advantages over these competitors in that (1) it is the only company with a programmable cooking process popcorn vending machine, and (2) management believes the popcorn machine design allows for placement of the machines in locations that would not accept competitive units.


F.  FOREIGN OPERATIONS

The company expects foreign operations to play an increasing role in the future. The Company currently sells its equipment to Canada, China, Mexico, Cyprus, Korea and Singapore, and expects to commence sales in Malaysia, Australia and England during fiscal year 2001. Management believes that foreign sales could account for up to 30% of the Company's gross revenue in fiscal year 2001.

The Company will face significant risks as a result of its international operations which may include regulatory delays or disapprovals, exchange rate fluctuations which will make it more difficult for foreign buyers to buy the Company's equipment if local currencies are devalued, expenses and delays due to political instabilities, changes in local tariffs and foreign distributors failing to fulfill purchase commitments.


G.  INVENTORY.

The company subcontracts out the manufacture of its circuit boards and other parts of the popcorn unit to outside manufacturers who produce parts to its specifications. Parts inventories consist primarily of small parts and supplies to be used in the manufacturing process of machines held for resale. Parts are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

H.  INTANGIBLE ASSETS

Intangible assets consist primarily of the costs incurred in development of software integral to the operation of the machine. These costs will be amortized over a 5 year period.

The patent and certain technology related to the popcorn machine was assigned by Messrs. Wyman (through his professional corporation, Calblue, Inc.) and Brokke (through his limited liability corporation, Gwendolyn Investments, LLC), to the Company in October of 1996, in consideration for the issuance of 1,387,500 (equivalent post split) shares of the Company's common stock in connection with the initial capitalization of the Company. The patent was originally granted on April 20, 1993.


I.  RESEARCH AND DEVELOPMENT

The Company has continued to refine, retrofit, and improve the popcorn unit, and the unit's overall production and manufacturing processes. The Company has also under development its Hot Nuts Machine. The Company is exploring the possible development of other food service and vending machines in the future.


J.  SEASONAL FACTORS

The consumption of popcorn is not subject to seasonality except in those locations that are dependent on tourism for much of their business.


K.  EMPLOYEES

Pop N Go has 12 full time employees and consultants and 1 part-time software development consultant. None of its employees belong to a union.


L.  GOVERNMENT REGULATIONS

Although the Company believes there are no "Government" regulations which apply to the mechanical electrical safety aspects of Pop N Go machines, the Company has obtained certification for the European Community (CE) and for Mexico, Normas Officialese Mexicana (NOM). The Company has obtained listing with Underwriters Laboratory (UL) for the United States and with Canadian Underwriters Laboratory (CUL).

                        ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies 6,000 square feet in Whittier, California, where the corporate office and manufacturing facility for the Company is located.

The Company rents its Whittier office and manufacturing facility from the father of the Company's Director of Manufacturing, at a rent of $1500.00 per month, pursuant to a Lease which expires on January 1, 2001. The Company believes it is paying at or below market rates for the facility. Management believes that other comparable space is available at similar rent and terms should the Company be required to move to another location.


                            ITEM 3. LEGAL PROCEEDINGS

The Company has no pending litigation.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

        NET TANGIBLE BOOK VALUE PER SHARE

As of September 30, 2000, the net tangible book value of our common stock was ($829,883) or ($0.10) per share of common stock, based upon 8,172,699 shares outstanding. "Net tangible book value" per share represents the amount of our total tangible assets reduced by our total liabilities divided by the number of shares of common stock outstanding.


        MARKET PRICE OF THE COMMON STOCK

As of the date of this report, our common stock is traded in the over-the-counter Bulletin Board market under the symbol "POPN", and has traded publicly on the Bulletin Board since June 26, 2000. Prior to that time, from April 26, 1999 through June 25, 2000, our stock was traded in the over-the-counter "Pink Sheet" market.

The following table presents the range of the high and low net sale prices and estimated average daily volume information for our common stock for the periods indicated, which information was provided by the NASDAQ Stock Market, Inc. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                                 Estimated
                                                               Average Daily
                                                   High       Low   Volume (Shares)
                                                   ----      ----   ---------------
         Fourth Quarter of Fiscal Year             1.00       .50        3200
            Ending 9/30/00
         Third Quarter of Fiscal Year              1.50       .75         600
            Ending 9/30/00
         Second Quarter of Fiscal Year             1.75      1.50         300
            Ending 9/30/00
         First Quarter of Fiscal Year              2.00      1.25         200
            Ending 9/30/00
         Fourth Quarter of Fiscal Year             2.50      1.50         200
            Ending 9/30/99
         Third Quarter of Fiscal Year              2.50      1.50         400
            Ending 9/30/99
         Second Quarter of Fiscal Year               --        --          --
            Ending 9/30/99


Records of our stock transfer agent indicate that as of September 30, 2000, there were 281 record holders of our common stock.


        DIVIDEND POLICY

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.

        RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, the Company has sold the following securities without registering the securities under the Securities Act of 1933.



                    Title &                                Nature &                    Underwriting
                    Amount of             Principal        Amount of                   Discounts &      Exemption
Date                Securities            Underwriters     Consideration               Commissions      Relied Upon
----                ----------            ------------     -------------               ------------     -----------
March 1998          Convertible Notes(1)  None             $250,000                    None            Section 4(2)

Jan. `98 thru       Convertible Notes(2)  None             $420,000                    None            Section 4(2)
June 98

Fiscal Year         Convertible Notes(3)  None             $883,207                    None            Section 4(2)
Ended Sept. 2000

Feb. `98            423,652 Common        None             $235,040                    $10,180         Section 4(2)
                    Shares

Fiscal Year         1,704,233             None             $2,385,859                  $233,956        Section 4(2); Reg D
Ended Sept. `99     Common Shares

Fiscal Year         308,070               None             Finders' Fee Services       None            Section 4(2)
Ended Sept. `99     Common Shares                          $431,298

Fiscal Year         57,500                None             Exercise of Options         None            Section 4(2)
Ended Sept. `99     Common Shares                          $2,875

Fiscal Year         686,500               None             Consulting Services         None            Section 4(2)
Ended Sept. `99     Common Shares                          $519,600

Fiscal Year         508,750               None             Conversion of Debt          None            Section 4(2)
Ended Sept. `99     Common Shares                          $250,000

Fiscal Year         64,166                None             Settlement                  None            Section 4(2)
Ended Sept. `99     Common Shares                          of Claim

Fiscal Year         325,428               None             $329,999                    $124,675        Section 4(2); Reg D
Ended Sept. `99     Common Shares and
                    313,999 Warrants

Fiscal Year         1,043,000             None             For consulting services     None            Section 4(2)
Ended Sept. 2000    Common Shares                          rendered of $1,101,000

Fiscal Year         25,000                None             Conversion of               None            Section 4(2)
Ended Sept. 2000                                           Debt Interest

Fiscal Year         114,500               None             Exercise of Stock           None            Section 4(2)
Ended Sept. 2000    Common Shares                          Options $5,726

Fiscal Year         333,333(4)            None             $250,000                    None            Section 4(2)
Ended Sept. 2000    Warrants

(4) Stock Purchase Warrants: During the year ended September 30,2000, the Company sold a warrant to purchase 333,333 shares of its Common Stock for $0.75 per share. The warrant was sold under a subscription agreement for $250,000. As of September 30, 2000, the Company had collected $100,000 against the receivable.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

YEAR ENDED SEPTEMBER 30, 2000 VERSUS YEAR ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

The Company incurred a net loss of $3,211,483 for the year ended September 30, 2000 as compared to a net loss of $2,751,313 for the year ended September 30, 1999. This loss represents a loss from operations of $3,127,261 and $2,491,251 for the years ended September 30, 2000 and 1999, respectively. The net loss also includes interest expense and other finance charges totaling $83,021 and $259,147 for the years ended September 30, 2000 and 1999, respectively.

Total revenues for the year ended September 30, 2000 were $ 537,714 as compared to $607,666 for the year ended September 30, 1999. This represents a decrease in revenues of 11.5% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2000.

Total cost of goods sold for the year September 30, 2000 was $536,000 as compared to $531,336 for the year ended September 30, 1999. The gross profit on the equipment sales went from 12.6% for the year ended September 30, 1999 to .3% for the year ended September 30, 2000. This decrease in the gross profit percent was primarily caused by higher costs associated with producing UL listed popcorn machines.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the year ended September 30, 2000, total operating expenses were $3,128,975. For the year ended September 30, 1999, total operating expenses were $2,567,581. This represents a 21.9% increase over the same period in the prior year.

General and administrative expenses for the year ended September 30, 2000 were $2,027,975 as compared to $2,047,981 for the year ended September 30, 1999. This represents an increase of 52.8% over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, and increases associated with the expanded sales and marketing activities.

Interest expense and other finance charges went from $259,147 for the year ended September 30, 1999 to $83,021 for year ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash and cash equivalents of $57,742 as compared to cash and cash equivalents of $140,264 as of September 30, 1999. At September 30, 1999, the Company had a working capital (total current assets in excess of total current liabilities) of $187,643 as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($904,604) as of September 30, 2000. Net cash used in operating activities was $1,514,841 for year ended September 30, 2000 and $1,968,474 for the year ended September 30, 1999. Net cash from financing activities was $1,444,255 for year ended September 30, 2000, as compared to $2,119,757 for the year ended September 30, 1999. The principal use of cash for the year ended September 30, 2000 was to fund the net loss from operations for the period. The Company raised a total of $1,444,255 from the issuance of common stock, net of stock issuance costs, loan from a private lender and the issuance of convertible debentures during the year ended September 30, 2000, and this was used to fund the net loss from operations.

                          ITEM 7. FINANCIAL STATEMENTS

The audited Financial Statements and related Notes and Schedules of Pop N Go, Inc., including the balance sheet as September 30, 2000, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the 2 year period ended September 30, 2000, included elsewhere in this Report, have been so included in reliance on the part of Singer, Lewak, Greenbaum & Goldstein, LLP, independent certified public accountants, given on the authority of such firm as experts in auditing and accounting.

The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.


                    ITEM 8. CHANGES IN OR DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE

None.

                                    PART III

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF
                                THE EXCHANGE ACT

Directors and Executive Officers

The Directors and executive officers of Pop N Go, Inc. and their ages and positions are set forth below:

     Name                     Age                         Title
     ----                     ---                         -----
  Melvin Wyman                62            Chief Executive Officer, Secretary and a Director
  Vernon Brokke               48            President and a Director


MELVIN WYMAN is Chief Executive Officer and a Director. Dr. Wyman holds a BA and Ph.D. from the University of California, Los Angeles. He has over 15 years of experience in the design and marketing of specialty vending and video game products. He has served as the CEO of Pop N Go since the Company's inception in 1996. Prior to his involvement with Pop N Go, Dr. Wyman was the Director of US Operations for Sport Active, Inc. Sport Active is a Canadian based developer of an interactive game system developed for the hospitality industry.

VERNON BROKKE is President and a Director. Mr. Brokke has a distinguished sales career encompassing over 20 years with 8 President's Club Winner Awards. Prior to his appointment as President of Pop N Go in 1996, Mr. Brokke was Area Sales Manager for Stratacom, a telecommunications network company with sales in excess of $500 million. Mr. Brokke is responsible for developing the Company's worldwide marketing strategy.



                         ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

Our Directors do not receive any compensation for their services as Directors.

The following table reflects compensation paid or accrued during the indicated fiscal years, which end on September 30 of the indicated year with respect to compensation paid or accrued by Pop N Go, Inc.

        SUMMARY COMPENSATION TABLE

                                                                                            Long Term Compensation
                                                                            --------------------------------------------------
                                                                                      Awards                   Payouts
                                    Annual Compensation                     --------------------------     -------------------
                        ----------------------------------------------                                                   All
                                                               Annual       Restricted      Securities                  Other
Name and                                                       Compen-        Stock         Underlying      LTIP        Compen-
Principal                                                      sation        Award(s)        Options/      Payouts      sation
Position                Year     Salary($)     Bonus($)         ($)            ($)           SARs(#)        ($)           ($)
---------               ----     ---------     --------        ------       ----------      ----------     -------      -------
Melvin Wyman,           2000      150,000        6,000                       111,000
Chief Executive         1999      120,000        6,000            0           83,250           n/a           n/a         n/a
Officer, Secretary      1998       96,000           --                            --            --            --          --
and a Director

Vernon Brokke,          2000            0            0           --          111,000            --            --          --
President and           1999            0        6,000            0           83,250           n/a           n/a         n/a
a Director              1998            0           --                            --            --            --          --


(1) Does not include prerequisites and other personal benefits, securities or property if the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) ten percent of the combined salary and bonus for such person during the applicable year.

No stock options were granted to officers and directors during the Company's fiscal year ended September 30, 2000.

Employment Agreements

Under long term consulting agreements with each of the officers (through their personal corporation or limited partnership), monthly compensation is currently $12,500 per month for Melvin Wyman. Mr. Brokke receives 111,000 shares of PNG stock and no cash as total annual compensation. In addition, they are each entitled to an annual bonus equal to 1% of the Company's gross annual sales each year.

Their consulting agreements terminate December 31, 2008.

In addition to direct remuneration, Pop N Go reimburses all employees and consultants for business-related expenses, and provides medical insurance benefits for certain consultants.

Stock Option Plan

On August 31, 1998, the Board of Directors of Pop N Go, Inc. adopted a Stock Option Plan (the "Plan"). This Plan provides for the grant of Incentive Non-Qualified Stock Options to employees selected by the Board of Directors of Pop N Go, Inc. To date, 394,000 options have been granted under the Plan, including 100,000 to Dr. Wyman and 100,000 to Mr. Brokke, at an exercise price of $0.05 per share. At September 30, 2000, 222,000 options were vested but unexercised, and 172,000 options had been exercised. A total of 114,500 options were exercised during the Company's fiscal year ended September 30, 2000.


                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) of the Company as of September 30, 2000 (i) by each of the Company's directors and executive officers, (ii) all executive officers and directors as a group, and
(iii) all persons known by the Company to own beneficially more than 5% of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

Name                                            Shares
----                                          ------------
Melvin Wyman                                    912,800(1)
Vernon Brokke                                 1,200,000(2)

All Officers and Directors
as a Group                                    2,112,800

The addresses for Messrs. Wyman and Brokke is c/o Pop N Go, Inc. 12429 East Putnam Street, Whittier, California 90602.

(1)     Includes 100,000 shares subject to options presently exercisable.

(2)     Includes 100,000 shares subject to options presently exercisable.

(3)     Held through a wholly-owned corporation, Calblue, Inc.

(4) Held personally and through his personal corporation, Gwendolyn Investments, LLC.

                         ITEM 11. CERTAIN RELATIONSHIPS
                            AND RELATED TRANSACTIONS

1. During the year ended September 30, 1998, the Company privately issued 111,000 shares of its common stock to 2 consultants for services. These consultants were related parties of the Company (including 55,500 shares to Mel Wyman and 55,500 shares to Vernon Brokke. In connection with the issuance, $85,470 was charged to operations as consulting fees.

2. The Company issued in December, 1998, to Pacific Acquisition Group, Inc. ("Pacific") in a private placement transaction exempt from registration under the Securities Act of 1933, 308,070 restricted shares of the Company's common stock, in consideration for services as a "Finder".

3. During the years ended September 30, 2000 and 1999, the Company paid rent of $17,500 and $19,800, respectively, to a family member of a Company employee for its primary place of operations.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Included herein as Exhibits, and by this reference incorporated herein, are the following Financial Statements

1. Balance Sheet of Pop N Go, Inc. as of September 30, 2000, and the related Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the two year period ended September 30, 2000.

2.      Financial Statement Schedules

        All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.


B.      Reports on 8-K.

Not Applicable.

C. Other Exhibits

        3.1    Articles of Incorporation and Amendments(1)
        3.2    Bylaws(1)
        10.1   Lease Agreement (Whittier, California)
        10.12  Employment Agreement with Calblue, Inc.(1)
        10.13  Employment Agreement with Gwendolyn Investments, LP(1)
        23.1   Consent of Singer, Lewak, Greenbaum & Goldstein, LLP
        27     Financial Data Schedules

(1) Filed previously as part of the Company's Registration Statement on Form SB-2, filed with the Commission on February 8, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, NW, Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

Certain documents listed above, as exhibits to this Report on Form 10-KSB, are incorporated by reference from other documents previously filed by the Company with the Commission.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POP N GO, INC.


                                         /s/ Mel Wyman
                                         ---------------------------------------
Date: January 12, 2001                    By: Mel Wyman
                                          Chief Executive Officer and a Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Capacity in Which Signed                    Date
---------                    ------------------------                    ----
/s/ Mel Wyman                Chief Executive Officer and a Director      January 12, 2001
---------------------
Mel Wyman

/s/ Vernon Brokke            President and a Director                    January 12, 2001
---------------------
Vernon Brokke

                         POP N GO, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2000 AND 1999

Pop N Go Sep00 Aud #5854
released 1/12/01

                                                   POP N GO, INC. AND SUBSIDIARY

                                                                        CONTENTS
                                                              SEPTEMBER 30, 2000

--------------------------------------------------------------------------------



                                                                                           Page

                                                                                           ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                           1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                                           2 - 3

      Consolidated Statements of Operations                                                  4

      Consolidated Statements of Stockholders' Equity (Deficit)                            5 - 6

      Consolidated Statements of Cash Flows                                                7 - 8

      Notes to Consolidated Financial Statements                                          9 - 20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Pop N Go, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Pop N Go, Inc. and subsidiary as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pop N Go, Inc. and subsidiary as of September 30, 2000, and the consolidated results of their operations and cash flows for each of the two years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended September 30, 2000 and 1999, the Company incurred net losses of $3,211,483 and $2,751,313, respectively. In addition, the Company's net cash used in operating activities was $1,514,841 and $1,968,474 for the years ended September 30, 2000 and 1999, respectively, and the Company's accumulated deficit was $7,688,191 as of September 30, 2000. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 20, 2000

                                                   POP N GO, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


                                     ASSETS


CURRENT ASSETS
    Cash                                                                          $ 57,742
    Accounts receivable, net of allowance for doubtful accounts
        of $6,017                                                                  171,768
    Inventories, net of an obsolescence reserve of $9,400                          334,536
    Prepaid expenses                                                                10,000
    Deposits                                                                        10,354
                                                                                  --------

            Total current assets                                                   584,400

FURNITURE AND EQUIPMENT, net of accumulated depreciation
    of $24,068                                                                      42,599
NOTE RECEIVABLE - BRANAX LLC                                                        35,000
                                                                                  --------

              TOTAL ASSETS                                                        $661,999
                                                                                  ========


   The accompanying notes are an integral part of these financial statements.

                                                   POP N GO, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Current portion of capital lease obligation                                  $     2,800
      Notes payable                                                                    250,000
      Convertible debt                                                                 883,207
      Accounts payable                                                                 270,135
      Accrued liabilities                                                               63,595
      Customer deposits                                                                 19,267
                                                                                   -----------

           Total current liabilities                                                 1,489,004

CAPITAL LEASE OBLIGATION, net of current portion                                         2,878
                                                                                   -----------

                Total liabilities                                                    1,491,882
                                                                                   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
      Common stock, $0.001 par value
           20,000,000 shares authorized
           8,172,699 shares issued and outstanding                                       8,173
      Common stock committed                                                           521,500
      Subscription receivable                                                         (150,000)
      Additional paid-in capital                                                     6,478,635
      Accumulated deficit                                                           (7,688,191)
                                                                                   -----------

                Total stockholders' deficit                                           (829,883)
                                                                                   -----------
                     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   661,999
                                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                                                   POP N GO, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                               FOR THE YEARS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                                2000                           1999
                                                             -----------                    -----------
REVENUE                                                      $   537,714                    $   607,666

COST OF GOODS SOLD                                               536,000                        531,336
                                                             -----------                    -----------

GROSS PROFIT                                                       1,714                         76,330
                                                             -----------                    -----------

OPERATING EXPENSES
    General and administrative expenses                        2,027,975                      2,047,981
    Issuance of common stock for services                      1,101,000                        519,600
                                                             -----------                    -----------

        Total operating expenses                               3,128,975                      2,567,581
                                                             -----------                    -----------

LOSS FROM OPERATIONS                                          (3,127,261)                    (2,491,251)
                                                             -----------                    -----------

INTEREST EXPENSE
    Interest expense                                             (83,021)                       (32,647)
    Other finance charges                                             --                       (226,500)
                                                             -----------                    -----------

        Total interest expense                                   (83,021)                      (259,147)
                                                             -----------                    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                        (3,210,282)                    (2,750,398)

PROVISION FOR INCOME TAXES                                         1,201                            915
                                                             -----------                    -----------

NET LOSS                                                     $(3,211,483)                   $(2,751,313)
                                                             ===========                    ===========

BASIC AND DILUTED LOSS PER SHARE                             $     (0.50)                   $     (0.61)
                                                             ===========                    ===========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                     6,404,434                      4,544,504
                                                             ===========                    ===========


   The accompanying notes are an integral part of these financial statements.

                                                   POP N GO, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               FOR THE YEARS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------


                                                    Common Stock                   Common
                                           ------------------------------           Stock          Subscription
                                             Shares             Amount            Committed         Receivable
                                           -----------        -----------        -----------        -----------
BALANCE, SEPTEMBER 30, 1998                  3,335,552        $     3,336        $        --        $        --
ISSUANCE OF COMMON STOCK FOR CASH            1,704,233              1,705
ISSUANCE OF COMMON STOCK FOR STOCK
  ISSUANCE COSTS                               308,070                308
STOCK ISSUANCE COSTS
CONVERSION OF CONVERTIBLE DEBENTURES           508,750                509
ISSUANCE OF PUT OPTION                        (150,000)              (150)
EXERCISE OF STOCK OPTIONS                       57,500                 57
ISSUANCE OF COMMON STOCK FOR
  CONSULTING SERVICES                          686,500                686
ISSUANCE OF COMMON STOCK FOR SALES
  RETURNS                                       64,166                 64
NET LOSS
                                           -----------        -----------        -----------        -----------

BALANCE, SEPTEMBER 30, 1999                  6,514,771              6,515                 --                 --
ISSUANCE OF COMMON STOCK FOR CASH              325,428                325
ISSUANCE OF COMMON STOCK FOR
  INTEREST                                      25,000                 25
ISSUANCE OF WARRANT UNDER
  SUBSCRIPTION RECEIVABLE                                                                              (150,000)
STOCK ISSUANCE COSTS
SHARES TO BE ISSUED UNDER
  CONSULTING AGREEMENTS                                                              521,500
EXERCISE OF STOCK OPTIONS                      114,500                115
ISSUANCE OF COMMON STOCK FOR
  CONSULTING SERVICES                        1,043,000              1,043

                                           Additional
                                             Paid-in         Accumulated
                                             Capital           Deficit             Total
                                           -----------       -----------        -----------
BALANCE, SEPTEMBER 30, 1998                $ 1,620,544       $ (1,725,395)      $  (101,515)
ISSUANCE OF COMMON STOCK FOR CASH            2,384,154                            2,385,859
ISSUANCE OF COMMON STOCK FOR STOCK
  ISSUANCE COSTS                                  (308)                                  --
STOCK ISSUANCE COSTS                          (233,956)                            (233,956)
CONVERSION OF CONVERTIBLE DEBENTURES           299,491                              300,000
ISSUANCE OF PUT OPTION                         (88,350)                             (88,500)
EXERCISE OF STOCK OPTIONS                        2,818                                2,875
ISSUANCE OF COMMON STOCK FOR
  CONSULTING SERVICES                          518,914                              519,600
ISSUANCE OF COMMON STOCK FOR SALES
  RETURNS                                       64,936                               65,000
NET LOSS                                                      (2,751,313)        (2,751,313)
                                           -----------       -----------        -----------

BALANCE, SEPTEMBER 30, 1999                  4,568,243        (4,476,708)            98,050
ISSUANCE OF COMMON STOCK FOR CASH              329,674                              329,999
ISSUANCE OF COMMON STOCK FOR
  INTEREST                                      34,975                               35,000
ISSUANCE OF WARRANT UNDER
  SUBSCRIPTION RECEIVABLE                      250,000                              100,000
STOCK ISSUANCE COSTS                          (124,675)                            (124,675)
SHARES TO BE ISSUED UNDER
  CONSULTING AGREEMENTS                                                             521,500
EXERCISE OF STOCK OPTIONS                        5,611                                5,726
ISSUANCE OF COMMON STOCK FOR
  CONSULTING SERVICES                        1,099,957                            1,101,000


   The accompanying notes are an integral part of these financial statements.

                                                   POP N GO, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               FOR THE YEARS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------

                                                    Common Stock                   Common
                                           ------------------------------           Stock          Subscription
                                             Shares             Amount            Committed         Receivable
                                           -----------        -----------        -----------        -----------
EXPIRATION OF PUT OPTION                       150,000        $       150        $                  $
NET LOSS
                                           -----------        -----------        -----------        -----------

    BALANCE, SEPTEMBER 30, 2000              8,172,699        $     8,173        $   521,500        $  (150,000)
                                           ===========        ===========        ===========        ===========

                                           Additional
                                             Paid-in         Accumulated
                                             Capital           Deficit             Total
                                           -----------       -----------        -----------
EXPIRATION OF PUT OPTION                   $   314,850       $                  $   315,000
NET LOSS                                                      (3,211,483)        (3,211,483)
                                           -----------        -----------        -----------

    BALANCE, SEPTEMBER 30, 2000            $ 6,478,635       $(7,688,191)       $  (829,883)
                                           ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                                                   POP N GO, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE YEARS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------


                                                                        2000                1999
                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                       $(3,211,483)       $(2,751,313)
      Adjustments to reconcile net loss to net cash
           used in operating activities
                Depreciation and amortization                            128,578            159,371
                Issuance of common stock for interest                     35,000             50,000
                Issuance of common stock for services                  1,622,500            519,600
                Issuance of common stock for sales returns                    --             65,000
                Reclassification of demonstration units                   14,900                 --
                Other non-cash finance charges                                --            226,500
      (Increase) decrease in
           Accounts receivable                                          (112,713)           (42,989)
           Inventories                                                   (23,059)          (172,777)
           Other assets                                                  (45,904)                --
           Notes receivable                                               47,500            (47,500)
      Increase (decrease) in
           Accounts payable                                               75,356             25,289
           Accrued liabilities                                            32,184             (8,535)
           Accrued consulting fees                                       (77,700)            77,700
           Customer deposits                                                  --            (68,820)
                                                                     -----------        -----------
                     Net cash used in operating activities            (1,514,841)        (1,968,474)
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                                (11,936)           (28,257)
                                                                     -----------        -----------
                     Net cash used in investing activities               (11,936)           (28,257)
                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on loan payable - stockholder                                  --            (35,000)
      Proceeds from subscription receivable                              100,000                 --
      Proceeds from sale of convertible debentures                       883,207                 --
      Proceeds from issuance of common stock                             205,322          2,385,838
      Proceeds from exercise of stock options                              5,726              2,875
      Proceeds from notes payable                                        250,000           (233,956)
                                                                     -----------        -----------
                     Net cash provided by financing activities         1,444,255          2,119,757
                                                                     -----------        -----------
                          Net increase (decrease) in cash                (82,522)           123,026

CASH, BEGINNING OF YEAR                                                  140,264             17,238
                                                                     -----------        -----------

CASH, END OF YEAR                                                    $    57,742        $   140,264
                                                                     ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                                                   POP N GO, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                               FOR THE YEARS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------


                                                         2000           1999
                                                        -------       -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      INTEREST PAID                                     $10,513       $ 5,750
                                                        =======       =======

      INCOME TAXES PAID                                 $ 1,201       $   915
                                                        =======       =======


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company entered into the following non-cash transactions during the years ended September 30, 2000 and 1999:

- During the year ended September 30, 2000, the Company financed the purchase of computer equipment valued at $5,678 under capital lease obligations.

- During the year ended September 30, 2000, the Company issued 1,043,000 shares of common stock in exchange for consulting services valued at $1,101,000.

- During the year ended September 30, 2000, the Company committed to issue 372,500 shares of common stock in exchange for consulting services valued at $521,500.

- During the year ended September 30, 2000, the Company issued 25,000 shares of common stock for interest charges in the amount of $35,000.

- During the year ended September 30, 1999, the Company issued 308,070 shares of common stock for stock issuance costs related to a private placement of common stock.

- During the year ended September 30, 1999, debenture holders exercised their right to convert $250,000 of debentures and $50,000 of related interest to 508,750 shares of common stock. In addition, the Company issued a put option to these debenture holders for 150,000 shares of common stock, whereby the Company recognized $266,500 of interest expense.

- During the year ended September 30, 1999, the Company issued 686,500 shares of common stock in exchange for consulting services valued at $519,600.

- During the year ended September 30, 1999, the Company issued 64,166 shares of common stock as settlement for sales returns valued at $65,000.

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

        Pop N Go, Inc., incorporated in the State of Delaware on October 21, 1996, and its subsidiary, Nuts to Go, Inc., (collectively, the "Company") manufacture and develop coin-operated popcorn machines which they sell to distributors and retail establishments. The Company also intends to own and operate these machines for its own account on a revenue-sharing basis. In addition, the Company has developed prototype coin-operated machines for outside customers on a contract basis. Effective October 1998, Nuts To Go, Inc. became a dormant corporation.

NOTE 2 - GOING CONCERN MATTERS

        The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended September 30, 2000 and 1999, the Company incurred losses of $3,211,483 and $2,751,313, respectively. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock. No assurance can be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

        The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

        To meet these objectives, the Company has instituted the following plan:

        - The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

        - The Company plans to raise additional capital through the offering of private placements during the year ended September 30, 2001.

        - The Company plans to obtain a private equity line of common stock in the amount of $10,000,000.

        - The Company plans to acquire Branax, LLC to help generate sales sufficient to meet its cash flow obligations (see Note 8).

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The consolidated financial statements include the accounts of Pop N Go, Inc. and its wholly owned subsidiary, Nuts to Go, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

        Basis of Presentation

        As described in Note 2, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        Accounts Receivable

        Accounts receivable consist primarily of short- and long-term amounts due from customers and franchisees. The Company wrote off accounts in the amount of $9,983 during the year ended September 30, 2000 and has provided for an allowance in the aggregate of $6,017 for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible accounts.

        Inventories

        Inventories consist of small parts and supplies to be used in the manufacturing process of machines held for resale, work in process, and finished goods. Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

        Furniture and Equipment

        Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $14,138 and $6,783 for the years ended September 30, 2000 and 1999, respectively. Included in furniture and equipment is equipment with a book value of $5,678, which was financed under capital leases.

        Proprietary Software

        Proprietary software represents expenditures for development of software related to ongoing efforts to refine, enrich, and improve the prototype and pre-production units. These amounts have been capitalized and were amortized over a 24-month period using the straight-line method. Amortization expense for the years ended September 30, 2000 and 1999 was $114,440 and $152,587, respectively. Proprietary software was fully amortized at September 30, 2000.

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Customer Deposits

        As of September 30, 2000, customers had paid deposits totaling $10,348 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

        Income Taxes

        The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

        Net Loss per Share

        The Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company incurred net losses for the periods presented, basic and diluted loss per share are the same.

        Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amount shown for notes payable also approximates fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Risk Concentrations

        Substantially all of the Company's revenues are generated from the sale of one product. The loss of, or an economic event related to this product, most likely would have a substantial impact on the Company's revenues. As of September 30, 2000, accounts receivable from one significant customer were 77% of the Company's total accounts receivable. Sales to this customer amounted to $150,000, which represented 28% of total sales. In addition, sales to one customer were 12% of the Company's total sales at September 30, 2000.

        The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company did not maintain any uninsured balances at September 30, 2000.

        Comprehensive Income

        The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

        Recently Issued Accounting Pronouncements

        In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Recently Issued Accounting Pronouncements (Continued)

        In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

        In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

NOTE 4 - INVENTORIES

        Inventories at September 30, 2000 consisted of the following:

        Raw materials                  $266,836
        Finished goods                   77,100
                                       --------
                                        343,936

        Reserve for obsolescence          9,400
                                       --------
             TOTAL                     $334,536
                                       ========

NOTE 5 - RELATED PARTY TRANSACTIONS

        During the years ended September 30, 2000 and 1999, the Company paid rent of $17,500 and $19,800, respectively, to a family member of a Company employee for its primary place of operations.

NOTE 6 - CONVERTIBLE DEBT

        The Company raised capital through the placement of convertible promissory notes, bearing interest at a rate of 15% and initially maturing on October 1, 2000. The notes were immediately convertible into 883,207 shares of common stock. The initial maturity date was extended to October 1, 2001 for $559,994 of the notes. Convertible debt of $343,213 is currently in default.

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 6 - CONVERTIBLE DEBT (CONTINUED)

        In accordance with generally accepted accounting principles, the Company evaluated its convertible debt and determined that conversion rates were above the current market rates for the Company's common stock at the date of issuance.

        On June 1, 1999, debenture holders converted notes and accrued interest of $50,000. In order to induce the conversion, the Company issued a put option to the debenture holders (see Note 7).

        The terms associated with these debentures and the related amounts raised and converted during the year ended September 30, 2000 were as follows:

                 Outstanding                                       Outstanding
                    as of           Raised         Converted          as of
                September 30,       During           During        September 30,
                    1999             2000             2000             2000
                  --------         --------         --------         --------
15% notes         $     --         $883,207         $     --         $883,207
                  ========         ========         ========         ========


NOTE 7 - PUT OPTION

        On June 1, 1999, holders of the convertible debentures were offered a put in order to induce their conversion. The put allowed for the holder to sell 150,000 shares of the Company's common stock to the Company at $2.10 per share for the term December 15, 1999 through December 31, 1999 if the Company's share price did not reach $2.10 at December 15, 1999, or at any time thereafter up to and including the close of business at December 31, 1999. Related to the put option and the related conversion of debt, the Company recorded a contingency of $315,000 and finance charges of $266,500. The put option was then extended to March 31, 2000.

        On March 31, 2000, the put option expired without being exercised, and the entire amount was credited to common stock and additional paid-in capital.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

        Operating Leases

        The Company leases its facilities from a related party. The lease is cancelable at the Company's option. Rent expense was $17,500 and $19,800 for the years ended September 30, 2000 and 1999, respectively.

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Capital Leases

        The Company entered into two capital leases for computer equipment during the year ended September 30, 2000, which expire on September 30, 2002. Future minimum payments as of September 30, 2000 were as follows:

         Year Ending
        September 30,
            2001                                  $3,000
            2002                                   3,000
                                                  ------

                                                   6,000

        Less amount representing interest            322
                                                  ------
             TOTAL                                $5,678
                                                  ======

        Letter of Agreement

        On March 21, 2000, the Company entered into a binding letter of agreement to purchase Branax, LLC for a purchase price of $350,000 in cash and 800,000 shares of the Company's common stock. The Company currently holds a $35,000 investment in Branax, LLC, which is included in other assets on the accompanying balance sheet.

        On January 1, 1998, the Company entered into a three-year agreement with two officers for consulting services. The agreement calls for aggregate payments of $192,000 during the first year, $240,000 during the second year, and $300,000 during the final year. In addition, the Company is required to issue 55,500 shares of its common stock per quarter until the agreement expires. (See Note 9 under the caption Committed Stock.)

        Litigation

        The Company may become involved in various litigation arising in the normal course of business. Management believes the outcome of such litigation would not have a material effect on the Company.

NOTE 9 - STOCKHOLDERS' DEFICIT

        Common Stock

        During the year ended September 30, 1999, the Company initiated a private placement of its common stock in which it placed 1,704,233 shares of its common stock for $2,385,859. In connection with the private placement, $233,956 was charged to additional paid-in capital for issuance costs.

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' DEFICIT (CONTINUED)

        Common Stock (Continued)

        During the year ended September 30, 1999, the Company issued 308,070 shares of common stock as stock issuance costs related to a private placement of common stock.

        During the year ended September 30, 1999, 57,500 stock options were exercised for cash of $2,875.

        During the year ended September 30, 1999, the Company issued 166,500 shares of its common stock to related party consultants for services. In connection with the issuance, $233,100 was charged to operations as consulting fees.

        During the year ended September 30, 1999, the Company issued 520,000 shares of common stock in exchange for services rendered valued at $286,500.

        During the year ended September 30, 1999, debenture holders exercised their right to convert $250,000 of debentures and $50,000 of related interest to 508,750 shares of common stock. 150,000 of the shares are reported as a put option.

        During the year ended September 30, 1999, the Company issued 64,166 shares of its common stock as settlement for 20 returned machines originally priced at $65,000.

        During the year ended September 30, 2000, the Company initiated a private placement of its common stock in which it placed 325,428 shares of common stock for $329,999. In connection with the private placement, $124,675 was charged to additional paid-in capital for issuance costs. In addition, the Company issued 313,999 warrants in connection with certain private placements (see Note 10.)

        During the year ended September 30, 2000, the Company issued 1,043,000 shares of common stock in exchange for consulting services valued at $1,101,000.

        During the year ended September 30, 2000, the Company issued 25,000 shares of common stock for $35,000 in interest charges related to a $250,000 note payable.

        During the year ended September 30, 2000, 114,500 stock options were exercised for cash of $5,726.

        Committed Stock

        Under the terms of a consulting agreement, the Company committed to issue 200,000 shares of common stock for services. The agreement called for 50,000 shares to be issued on March 1, 2000, 75,000 on May 1, 2000, and 75,000 on July 1, 2000. As of September 30, 2000, 95,000 shares remain unissued. Total expense associated with the agreement was $280,000, which has been charged to operations. As of September 30, 2000, the Company recorded $133,000 in committed stock for the unissued shares.

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' DEFICIT (CONTINUED)

        Committed Stock (Continued)

        Under the terms of two consulting agreements, the Company committed to issue 277,500 shares of common stock for services. These shares remain unissued at September 30, 2000. The total expense associated with the agreement was $388,500, which has been charged to operations.

NOTE 10 - STOCK OPTIONS AND WARRANTS

        Stock Option Plan

        The Company adopted the 1998 Non-Qualified Stock Option Plan (the "1998 Plan") on August 31, 1998. The purpose of the 1998 Plan is to promote the growth and profitability of the Company by enabling the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide employees with an opportunity for investment in the Company, and to give employees an additional incentive to increase their efforts on behalf of the Company. Each employee or consultant as determined by the Board of Directors of the Company is eligible to be considered for the grant of awards under the 1998 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 1998 Plan is 500,000. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 1998 Plan. Under the 1998 Plan, no incentive stock option will be less than the per share par or stated value of the shares on the date the stock option is granted, subject to certain provisions.

        During the years ended September 30, 2000 and 1999, the Company did not grant any stock options to employees or consultants. These options expire upon certain events.

        The following summarizes the Company's stock option transactions:

                                                                  Weighted-
                                               1998 Stock         Average
                                              Option Plan         Exercise
                                                and Other           Price
                                                --------          --------
Options outstanding, September 30, 1998          394,000          $   0.05
    Exercised                                    (57,500)         $   0.05
                                                --------
Options outstanding, September 30, 1999          336,500          $   0.05
    Exercised                                   (114,500)         $   0.05
                                                --------
OPTIONS OUTSTANDING, SEPTEMBER 30, 2000          222,000          $   0.05
                                                ========
OPTIONS EXERCISABLE, SEPTEMBER 30, 2000          222,000          $   0.05
                                                ========

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

        Stock Option Plan (Continued)

        At September 30, 2000 and 1999, the Company's options outstanding had a weighted-average contractual life of two years.

        The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. As the Company did not issue any stock options to employees during the years ended September 30, 2000 and 1999, no pro forma financial information is presented.

        Stock Purchase Warrants

        During the year ended September 30, 2000, the Company sold a warrant to purchase 333,333 shares of its common stock for $0.75 per share. The warrant was sold under a subscription agreement for $250,000. As of September 30, 2000, the Company had collected $100,000 against the receivable. The remaining balance of $150,000 is reflected as a reduction in stockholders' equity.

        In connection with certain private placements of the Company's common stock, the Company issued warrants to purchase 313,999 shares of its common stock. The warrants were immediately exercisable at $1 per share and expire one year from the date of issuance.

        The following table summarizes information about the warrants outstanding at September 30, 2000:

                                                           Weighted-
                                                            Average
                          Warrants        Warrants         Remaining
        Exercise Price   Outstanding     Exercisable    Contractual Life
        --------------   -----------     -----------    ----------------
           $  0.75         333,333         333,333          1 year
           $  1.00         313,999         313,999          1 year

NOTE 11 - INCOME TAXES

        Significant components of the provision for income taxes for the years ended September 30, 2000 and 1999 were as follows:

                                              2000           1999
                                             ------         ------
Current
     Federal                                 $   --         $   65
     State                                    1,201            850
                                             ------         ------
                                              1,201            915
                                             ------         ------
Deferred
     Federal                                     --             --
     State                                       --             --
                                             ------         ------
                                                 --             --
                                             ------         ------
          PROVISION FOR INCOME TAXES         $1,201         $  915
                                             ======         ======

        A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended September 30, 2000 and 1999 was as follows:

                                                               2000              1999
                                                              ------            ------
Income tax provision computed at federal statutory
    tax rate                                                    34.0%             34.0%
State taxes, net of federal benefit                              6.0               6.0
Interest charges related to convertible debentures
    and related put option                                        --              (2.0)
Change in deferred income tax valuation reserve
    and other                                                  (40.0)            (38.0)
                                                              ------            ------

       TOTAL                                                      --%               --%
                                                              ======            ======


        As of September 30, 2000, the Company had federal net operating loss carryforwards of approximately $6,000,000, which expire through 2015.

        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of September 30, 2000 consisted of the following:

Deferred tax asset
  Net operating loss carryforwards            $ 2,400,000
  Valuation allowance                          (2,400,000)
                                              -----------

       NET DEFERRED TAX ASSET                 $        --
                                              ===========

                                                   POP N GO, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES (CONTINUED)

        During the year ended September 30, 2000, the Company did not utilize its federal net operating loss carryforwards.

NOTE 12 - YEAR 2000 ISSUE

        The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

        Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that the suppliers have all taken the necessary steps to prevent any service interruption that may affect the Company.