Form 10QSB
period 2000-12-31
POP N GO INC
filed 2001-02-21
CIK 1071819

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended 12/31/00.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from                to
                                             ---------------   ----------------

                      Commission file number:
                                             ---------------

                                 POP N GO, INC.
        (Exact name of small business issuer as specified in its charter)
        -----------------------------------------------------------------

Delaware                                                              95-4603172
--------                                                              ----------
(State or other jurisdiction                   (IRS Employer identification No.)
 of incorporation or organization)


                            12429 EAST PUTNAM STREET
                           WHITTIER, CALIFORNIA 90602
                         ------------------------------
                    (Address of principal executive offices)

                                 (562) 945-9351
                           (Issuer's telephone number)

                         ------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes [ ]  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 8,507,199
                                                              ---------

         Transitional Small Business Disclosure Format (Check One):
         Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

POP N' GO, INC.
BALANCE SHEETS


                                                      DECEMBER               SEPTEMBER
                                                      31,                    30,
                                                      2000                   2000
                                                      (UNAUDITED)            (AUDITED)
                                                      -----------            ----------
ASSETS
Current assets:
  Cash and cash equivalents                           $   26,011             $   57,742
  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $6,017 ($6,017 at Sept 30, 2000)                     147,570                171,768
    Inventories, net of reserve $9,400                   289,067                334,536
    Prepaid expenses                                      29,825                 10,000
    Deposits                                               8,743                 10,354
                                                      ----------             ----------

    Total current assets                                 501,216                584,400

Property and equipment, net                               39,266                 42,599
Note receivable - Branax, LLC                             35,000                 35,000
                                                      ----------             ----------
Total Assets                                          $  575,482             $  661,999
                                                      ----------             ----------



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion capital lease obligation            $    2,800             $    2,800
  Note payable                                           250,000                250,000
  Convertible debt                                       973,207                883,207
  Accounts payable                                       302,020                270,135
  Accrued liabilities                                    128,925                 63,595
  Customer deposits                                       19,267                 19,267
                                                      ----------             ----------
      Total current liabilities                       $1,676,219             $1,489,004

Capital lease obligation, net                              2,878                  2,878
                                                      ----------             ----------
      Total liabilities                               $1,679,097             $1,491,882
                                                      ----------             ----------

Stockholders' equity:



Common stock, par value $.001 per share,
  authorized 20,000,000 shares, issued
  and outstanding 8,500,199 shares at
  December 31, 2000 and 8,172,699 shares at
  September 30, 2000                                         8,495                   8,173
Common stock committed                                     599,200                 521,500
Subscription receivable                                    (45,000)               (150,000)
Additional paid in capital                               6,571,912               6,478,635
Retained deficit                                        (8,238,222)             (7,688,191)
                                                       -----------             -----------

Total stockholders' deficit                             (1,103,615)               (829,883)
                                                       -----------             -----------
Total liabilities and stockholders'
  equity                                               $   575,482             $   661,999
                                                       -----------             -----------

POP N' GO, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)




                                                     THREE MONTHS
                                                     ENDED DECEMBER 31,
                                                     -------------------------------
                                                        2000                  1999
                                                     ---------             ---------
Cash flows used in operating activities
   Net income (loss)                                 $(550,031)            $(535,211)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Depreciation and amortization                         3,333                31,153
   Stock issued for services                           131,000

Changes in assets and liabilities:
   Accounts receivable                                  24,198               (46,559)
   Inventories                                          45,468                84,689
   Prepaid expenses                                    (19,825)                    -
   Deposits                                              2,111                     -
   Other accounts payable and
     accrued expenses                                  174,915                39,671
                                                     ---------             ---------

Net cash used in operating activities                 (188,831)             (426,257)
                                                     ---------             ---------

Cash flows from investing activities:
   Capital expenditures                                      -                 2,300
                                                     ---------             ---------

Net cash (used in) investing activities                      -                 2,300
                                                     ---------             ---------

Cash flows from financing activities:

   Stock issuance costs                                   (500)              (61,650)
   Convertible debentures                               90,000               420,000
   Common stock                                            100                17,251
   Subscription receivable                              67,500                     -
                                                     ---------             ---------

Net cash from financing activities                     157,100               375,601
                                                     ---------             ---------

Net decrease in cash and cash equivalents              (31,731)              (48,356)

Cash and cash equivalents,
  beginning of period                                   57,742               140,264
                                                     ---------             ---------

Cash and cash equivalents,

  end of period                                      $26,011               $91,908
                                                     =======               =======

Supplemental disclosure of
  cash flow information:

   Cash paid during the period for:
     Interest                                        $63,972               $ 9,584
                                                     =======               =======

     Income taxes                                    $     -               $     -
                                                     -------               -------

POP N' GO, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)


                                                    THREE MONTHS
                                         -----------------------------------
                                            2000                    1999
                                         -----------             -----------
Net sales                                $    90,668             $   182,005
Costs of goods sold                           90,379                 158,344
                                         -----------             -----------
   Gross profit                                  289                  23,661
                                         -----------             -----------

Operating expenses:
  Administrative and general                 482,276                 505,070
  Development costs                            4,072                  44,218
                                         -----------             -----------
Total operating expenses                     486,348                 549,288
                                         -----------             -----------
Operating loss                              (486,059)               (525,627)
Interest expense                             (63,972)                 (9,584)
                                         -----------             -----------
Loss before
  income taxes                              (550,031)               (535,211)
Provision for income taxes                         -                       -
                                         -----------             -----------
Net loss                                 $  (550,031)            $  (535,211)

Retained deficit, beginning
   of period                              (7,688,191)             (4,476,708)
                                         -----------             -----------
Retained deficit, end
   of period                             $(8,238,222)            $(5,011,919)
                                         ===========             ===========
Per common share information:
  Net loss                               $  (550,031)            $  (535,211)
                                         ===========             ===========
Loss per share:
  Basic and diluted                      $     (0.07)            $     (0.08)
                                         ===========             ===========
Weighted average shares
outstanding used in the
per share calculation:
    Basic and diluted                      8,336,449               6,532,986
                                         ===========             ===========

POP N' GO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)


1.         Summary of significant accounting policies:

           Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended December 31, 2000 and 1999.

           Certain information and footnote disclosures normally included in financial principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited financial statements as of September 30, 2000.

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

3.         Debt financing:

           In the quarter ended December 31, 2000, the Company received proceeds of $90,000 from the issuance of convertible notes.

4.         Income or Loss per share:

           Income or Loss per share for the 2000 and 1999 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding.

    Item 2.       Management's Discussion and Analysis or Plan of Operations

    THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS THREE MONTHS ENDED DECEMBER 31, 1999

    RESULTS OF OPERATIONS

    The Company incurred a net loss of $550,031 for the period ended December 31, 2000 as compared to a net loss of $535,211 for the period ended December 31, 1999. This loss represents a loss from operations of $486,059 and $525,627 for the period ended December 31, 2000 and 1999, respectively. The net loss also includes interest expense and other finance charges totaling $63,972 and $9,584 for the three months ended December 31, 2000 and 1999, respectively.

    Total revenues for the period ended December 31, 2000 were $90,668 as compared to $182,005 for the period ended December 31, 1999. This represents a decrease in revenues of 100.7% over the same period in the prior year. This decrease was primarily due to the Company focusing its sales efforts on national chains resulting in pilot programs which are expected to produce sales in future periods.

    Total cost of goods sold for the period ended December 31, 2000 was $90,379 as compared to $158,344 for the period ended December 31, 1999. The gross profit on the equipment sales went from 13.0% for the period ended December 31, 1999 to .3% for the period ended December 31, 2000. This decrease in the gross profit percent was primarily caused by higher costs associated with producing UL listed popcorn machines.

    Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended December 31, 2000, total operating expenses were $486,348. For the period ended December 31, 1999, total operating expenses were $549,288. This represents an 11.5% decrease over the same period in the prior year.

    General and administrative expenses for the period ended December 31, 2000 were $482,276 as compared to $505,070 for the period ended December 31, 1999. This represents a decrease of 4.5% over the same period in the prior year.

    Interest expense and other finance charges went from $9,584 for the period ended December 31, 1999 to $63,972 for period ended December 31, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    As of December 31 2000, the Company had cash and cash equivalents of $26,011 as compared to cash and cash equivalents of $91,908 as of December 31, 1999. At December 31, 1999, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($317,072) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($1,252,703) as of December 31, 2000. Net cash used in operating activities was $319,830 for period ended December 31, 2000 and $426,257 for the period ended December 31, 1999. Net cash from financing activities was $288,099 for period ended December 31, 2000, as compared to $375,601 for the period ended December 31, 1999. The principal use of cash for the period ended December 31, 2000 was to fund the net loss from operations for the period. The Company raised a total of $288,099 from the issuance of common stock, net of stock issuance costs, loan from a private lender and the issuance of convertible debentures during the period ended December 31, 2000, and this was used to partially fund the net loss from operations.

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

           (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

           Exhibit No.           Reference

           3.(i)*                Certificate of Incorporation of Pop N Go, Inc.
           3.(ii)*               Bylaws



    *Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 16th day of February, 2001.

    POP N GO, INC.


    By   /s/ Melvin Wyman
        -----------------------
        Melvin Wyman,
        Chief Financial Officer