Form 10QSB
period 2001-03-31
POP N GO INC
filed 2001-05-21
CIK 1071819

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)
[X[ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended 3/31/01.

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from_________to______________

                       Commission file number:____________


                                 POP N GO, INC.
       (Exact name of small business issuer as specified in its charter)

Delaware                                                              95-4603172
(State or other jurisdiction                   (IRS Employer identification No.)
of incorporation or organization)


                            12429 EAST PUTNAM STREET
                           WHITTIER, CALIFORNIA 90602
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (562) 945-9351
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 9,982,199.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                 POP N' GO, INC.
                                 BALANCE SHEETS

                                                    MARCH 31,            SEPTEMBER 30,
                                                      2001                  2000
                                                   (UNAUDITED)            (AUDITED)
                                                   -----------          -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                        $    73,939          $    57,742
  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $6,017 ($6,017 at Sept 30, 2000)                   101,121              171,768
    Inventories, net of reserve $9,400                 335,988              334,536
    Prepaid expenses                                    18,220               10,000
    Deposits                                             8,243               10,354
    Stock issuance costs                                   500                   --
                                                   -----------          -----------

    Total current assets                               538,011              584,400

Property and equipment, net                             35,932               42,599
Note receivable - Branax, LLC                           35,000               35,000
                                                   -----------          -----------

Total assets                                       $   608,943          $   661,999
                                                   ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion capital lease obligation         $     2,790          $     2,800
  Note payable                                         250,000              250,000
  Convertible debt                                   1,123,207              883,207
  Accounts payable                                     381,128              270,135
  Accrued liabilities                                  324,118               63,595
  Customer deposits                                     19,267               19,267
                                                   -----------          -----------

      Total current liabilities                      7,100,510            1,489,004

Capital lease obligation, net                            2,888                2,878
                                                   -----------          -----------


      Total liabilities                              2,103,398            1,491,882
                                                   -----------          -----------

Stockholders' equity:
Common stock, par value $.001 per share,
  authorized 20,000,000 shares, issued
  and outstanding 9,982,199 shares at
  March 31, 2001 and 8,172,699 shares at
  September 30, 2000                                     9,982                8,173
Common stock committed                                 699,200              521,500
Subscription receivable                                (45,000)            (150,000)
Additional paid in capital                           6,893,627            6,478,635
Retained deficit                                    (9,052,264)          (7,688,191)
                                                   -----------          -----------

Total stockholders' equity                          (1,494,456)            (829,883)
                                                   -----------          -----------

Total liabilities and stockholders'
  equity                                           $   608,943          $   661,999
                                                   ===========          ===========



                See accompanying notes to financial statements.

                                    POP N' GO, INC.
                                STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTH AND SIX MONTH PERIODS
                             ENDED MARCH 31, 2001 AND 2000
                                      (UNAUDITED)


                                                       THREE MONTHS                                SIX MONTHS
                                                 2001                 2000                 2001                 2000
                                             -----------          -----------          -----------          -----------
Net sales                                    $    36,889          $   213,501          $   127,557          $   395,506
Costs of goods sold                               36,771              185,747              127,151              344,091
                                             -----------          -----------          -----------          -----------

   Gross profit                                      118               27,754                  406               51,417
                                             -----------          -----------          -----------          -----------

Operating expenses:
  Administrative and general                     767,804              517,846            1,250,079            1,022,916
  Development costs                                  176               21,416                4,248               65,634
                                             -----------          -----------          -----------          -----------

Total operating expenses                         767,980              539,262            1,254,327            1,088,550
                                             -----------          -----------          -----------          -----------

Operating loss                                  (767,862)            (511,506)          (1,253,921)          (1,037,133)
Interest expense                                 (46,179)              (9,584)            (110,151)              (9,584)
                                             -----------          -----------          -----------          -----------

Loss before
  income taxes                                  (814,041)            (521,090)          (1,364,072)          (1,046,717)
Provision for income taxes                            --                   --                   --                 (800)
                                             -----------          -----------          -----------          -----------

Net Loss                                     $  (814,041)         $  (521,090)         $(1,364,072)         $(1,047,517)

Per common share information:
  Net Loss                                   $  (814,041)         $  (521,090)         $(1,364,072)         $(1,047,517)
                                             ===========          ===========          ===========          ===========

Loss per share:
  Basic and diluted                          $     (0.09)         $     (0.08)         $     (0.15)         $     (0.16)
                                             ===========          ===========          ===========          ===========

Weighted average shares outstanding
  used in the per share calculation:
    Basic and diluted                          9,241,199            6,636,772            9,077,449            6,584,879
                                             ===========          ===========          ===========          ===========



                 See accompanying notes to financial statements.

                                    POP N' GO, INC.
                                STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                      (UNAUDITED)

                                                                   SIX MONTHS
                                                                  ENDED MARCH 31,
                                                              2001                 2000
                                                          -----------          -----------
Cash flows used in operating activities
   Net income (loss)                                      $(1,364,072)         $(1,047,517)
Adjustments to reconcile net income
 (loss to net cash provided by
 operating activities:
   Depreciation and amortization                                6,667               81,549
   Stock issued for services                                  531,900


Changes in assets and liabilities:
   Accounts receivable                                         70,647              (49,948)
   Inventories                                                 (1,452)              47,648
   Prepaid expenses                                            (8,220)                  --
   Deposits                                                     2,111                   --
   Other accounts payable and
     accrued expenses                                         371,516              286,620
                                                          -----------          -----------

Net cash used in operating activities                        (390,903)            (681,648)
                                                          -----------          -----------

Cash flows from investing activities:
   Capital expenditures                                            --                1,300
                                                          -----------          -----------

Net cash provided by investing activities                          --                1,300
                                                          -----------          -----------

Cash flows from financing activities:
   Stock issuance costs                                          (500)                  --
   Convertible debentures                                     240,000              649,800
   Common stock                                               100,000                  140
   Subscription receivable                                     67,500                   --
   Additional paid in capital                                     100              (47,065)
                                                          -----------          -----------

Net cash provided by financing activities                     407,100              602,875
                                                          -----------          -----------

Net decrease in cash and cash equivalents                      16,197              (77,473)
Cash and cash equivalents,
  beginning of period                                          57,742              140,264
                                                          -----------          -----------

Cash and cash equivalents,
  end of period                                           $    73,939          $    62,791
                                                          ===========          ===========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest                                             $   107,776          $     9,584
                                                          ===========          ===========

     Income taxes                                         $        --          $       800
                                                          ===========          ===========



                 See accompanying notes to financial statements.

POP N' GO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)




     1.       Summary of significant accounting policies:

              Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended March 31, 2001 and 2000.

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

     3.       Debt financing:

              During the six months ended March 31, 2001, the Company received proceeds of $240,000 from the placement of convertible promissory notes. The notes bear interest at a rate of 15% per annum and mature on October 1, 2001. The notes were immediately convertible at the option of the note holder at a rate of 40,000 shares of common stock for every $10,000 borrowed.

     4.       Income or Loss per share:

              Income or Loss per share for the 2001 and 2000 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding.

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

The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:


                                                   THREE MONTHS                       SIX MONTHS
                                                  ENDED MARCH 31,                   ENDED MARCH 31,
                                              2001              2000             2001             2000
                                            -------           -------          -------          -------
Net sales                                     100.0%            100.0%           100.0%           100.0%

Cost of sales                                  99.7              87.0             99.7             87.0
                                            -------           -------          -------          -------

Gross profit                                    0.3              13.0              0.3             13.0

Administrative and general expenses         2,029.2             242.6            964.1            258.6
Development costs                               0.5              10.0              3.3             16.6

Loss from operations                       (1,731.5)           (239.6)          (881.8)          (262.2)
Interest expense                             (118.7)             (4.5)           (84.5)            (2.4)
                                            -------           -------          -------          -------

Income (loss) before income taxes           (1,850.2)          (244.1)          (966.3)          (264.6)
Provision for income taxes                       --                --               --             (0.2)
                                            -------           -------          -------          -------

Net income (loss)                           (1,850.2)%         (244.1)%         (966.3)%         (264.8)%
                                            =======           =======          =======          =======

THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH 31, 2000

RESULTS OF OPERATIONS

The Company incurred a net loss of $814,041 for the period ended March 31, 2001 as compared to a net loss of $521,090 for the period ended March 31, 2000. This loss represents a loss from operations of $767,862 and $511,506 for the period ended March 31, 2001 and 2000, respectively. The net loss also includes interest expense and other finance charges totaling $46,179 and $9,584 for the period ended March 31, 2001 and 2000, respectively.

Total revenues for the period ended March 31, 2001 were $36,889 as compared to $213,501 for the period ended March 31, 2000. This represents a decrease in revenues of 83% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2001 and due to the Company's emphasis on revenue sharing locations, which do not result in outright machine sales.

Total cost of goods sold for the period ended March 31, 2001 was $36,771 as compared to $185,747 for the period ended March 31, 2000. The gross profit percent on the equipment sales was 13.0% for the period ended March 31, 2000 and
 .30% for the period ended March 31, 2001.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended March 31, 2001, total operating expenses were $767,980. For the period ended March 31, 2000, total operating expenses were $539,262. This represents a 42% increase over the same period in the prior year.

General and administrative expenses for the period ended March 31, 2001 was $767,804 as compared to $517,846 for the period ended March 31, 2000. This represents an increase of 48% over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities by the Company, increases in salaries and wages due to hiring of employees and consultants.

Interest expense and other finance charges went from $9,584 for the period ended March 31, 2000 to $46,179 for the period ended March 31, 2001. This represents an increase in interest expense of 382% from the prior year. This increase was due primarily to additional convertible debentures issued.



SIX MONTHS ENDED MARCH 31, 2001 VERSUS SIX MONTHS ENDED MARCH 31, 2000

RESULTS OF OPERATIONS

The Company incurred a net loss of $1,364,072 for the period ended March 31, 2001 as compared to a net loss of $1,047,517 for the period ended March 31, 2000. This loss represents a loss from operations of $1,253,921 and $1,037,133 for the period ended March 31, 2001 and 2000, respectively. The net loss also includes interest expense and other finance charges totaling $110,151 and $9,584 for the period ended March 31, 2001 and 2000, respectively.

Total revenues for the period ended March 31, 2001 were $127,557 as compared to $395,506 for the period ended March 31, 2000. This represents a decrease in revenues of 68% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2001 and due to the Company's emphasis on revenue sharing locations, which do not result in outright machine sales.

Total cost of goods sold for the period ended March 31, 2001 was $127,157 as compared to $344,091 for the period ended March 31, 2000. The gross profit percent on the equipment sales was .40% for the period ended March 31, 2001 and 13% for the period ended March 31, 2000.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended March 31, 2001, total operating expenses were $1,254,327. For the period ended March 31, 2000, total operating expenses were $1,088,550. This represents a 15.2% increase over the same period in the prior year.

General and administrative expenses for the period ended March 31, 2001 was $1,250,079 as compared to $1,022,916 for the period ended March 31, 2000. This represents an increase of 22% over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities by the Company, increases in salaries and wages due to hiring of employees and consultants.

Interest expense and other finance charges went from $9,584 for the period ended March 31, 2000 to $110,151 for the period ended March 31, 2001. This represents an increase in interest expense of 1,049% from the prior year. This increase was due primarily to additional convertible debentures issued.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had cash and cash equivalents of $73,939 as compared to cash and cash equivalents of $57,742 as of September 30, 2000. At September 30, 2000, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $904,604 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $1,562,500 as of March 31, 2001. Net cash used in operating activities was $390,903 for the period ended March 31, 2001 and $681,648 for the period ended March 31, 2000. The principal use of cash for the period ended March 31, 2001 was to fund the net loss from operations for the period. The Company raised a total of $407,100 from the issuance of common stock, net of stock issuance costs and the issuance of convertible debentures during the period ended March 31, 2001, and this was used to fund the net loss from operations.

Net cash from financing activities was $407,100 for the period ended March 31, 2001 as compared to $602,875 for the period ended March 31, 2000.

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

         None.


Item 6.  Exhibits and Reports on Form 10Q-SB

         (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

         Exhibit No.                Reference
         -----------                ---------
         3.(i)*                     Certificate of Incorporation of Pop N Go, Inc.
         3.(ii)*                    Bylaws



*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 16th day of May, 2001.

POP N GO, INC.


By /s/ Melvin Wyman
   -------------------------------------
   Melvin Wyman,
   Chief Financial Officer