Form 10QSB
period 2001-06-30
POP N GO INC
filed 2001-08-20
CIK 1071819

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For the quarterly period ended 6/30/01.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                               For the transition period from _______ to _______


                        Commission file number: ________


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


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                 POP N' GO, INC.
                                 BALANCE SHEETS

                                                     JUNE 30,          SEPTEMBER 30,
                                                      2001                 2000
                                                   (UNAUDITED)           (AUDITED)
                                                   -----------          -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                        $     6,769          $    57,742
  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $6,017 ($6,017 at Sept 30, 2000)                    87,821              171,768
    Inventories, net of reserve of $9,400              336,857              334,536
    Prepaid expenses                                    10,000               10,000
    Deposits                                             8,243               10,354
    Other Assets                                           500                   --
                                                   -----------          -----------

    Total current assets                               450,190              584,400

Property and equipment, net                             32,599               42,599
Note receivable -- Branax, LLC                          66,929               35,000
                                                   -----------          -----------

Total assets                                       $   549,718          $   661,999
                                                   ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion capital lease obligation         $     2,790          $     2,800
  Note payable                                         318,251              250,000
  Convertible debt                                   1,278,707              883,207
  Accounts payable                                     359,646              270,135
  Accrued liabilities                                  482,194               63,595
  Customer deposits                                     19,267               19,267
                                                   -----------          -----------

      Total current liabilities                      2,460,855            1,489,004

Capital lease obligation, net                            2,888                2,878
                                                   -----------          -----------


      Total liabilities                              2,463,743            1,491,882
                                                   -----------          -----------

Stockholders' equity:
Common stock, par value $.001 per share,
  authorized 20,000,000 shares, issued
  And outstanding 12,397,290 shares at
  June 30, 2001 and 8,172,699 shares at
  September 30, 2000                                    12,397                8,173
Common stock committed                                 599,200              521,500
Subscription receivable                               (145,000)            (150,000)
Additional paid in capital                           7,258,212            6,478,635
Retained deficit                                    (9,638,834)          (7,688,191)
                                                   -----------          -----------

Total stockholders' equity                          (1,914,025)            (829,883)
                                                   -----------          -----------

Total liabilities and stockholders'
  equity                                           $   549,718          $   661,999
                                                   ===========          ===========



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 POP N' GO, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                NINE MONTHS
                                                               ENDED JUNE 30,
                                                          2001               2000
                                                       -----------       -----------
Cash flows from operating activities
   Net income (loss)                                   $(1,950,643)      $(1,719,581)
Adjustments to reconcile net income
 (loss to net cash provided by
 operating activities:
   Depreciation and amortization                            10,000           122,972
   Stock issued for services                               751,901                --
Changes in assets and liabilities:
   Accounts receivable                                      52,018           (74,443)
   Inventories                                              (2,321)          (36,380)
   Prepaid expenses                                             --          (145,000)
   Deposits                                                  2,111                --
Other accounts payable and
     accrued expenses                                      508,110           274,714
                                                       -----------       -----------

Net cash (used by) operating activities                   (628,824)       (1,409,718)
                                                       -----------       -----------

Cash flows from investing activities:
   Capital expenditures                                         --              (880)
                                                       -----------       -----------

Net cash (used in) investing activities                         --              (880)
                                                       -----------       -----------

Cash flows from financing activities:
   Stock issuance costs                                       (500)
   Convertible debentures                                  395,500           789,234
   Common stock                                                900               434
   Loan Payable                                             68,251           250,000
   Subscriptions receivable                                  5,000
   Additional paid in capital                              108,700           346,714
                                                       -----------       -----------

Net cash provided by financing activities                  577,851         1,386,382
                                                       -----------       -----------

Net decrease in cash and cash equivalents                  (50,973)          (24,216)
Cash and cash equivalents,
  beginning of period                                       57,742           140,264
                                                       -----------       -----------

Cash and cash equivalents,
  end of period                                        $     6,769       $   116,048
                                                       ===========       ===========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest                                          $    93,193       $    39,767
                                                       ===========       ===========

     Income taxes                                      $        --       $     1,013
                                                       ===========       ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 POP N' GO, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                             THREE MONTHS                         NINE MONTHS
                                       2001               2000               2001               2000
                                   ------------       ------------       ------------       ------------
Net sales                          $     86,984       $     56,956       $    214,541       $    452,463
Costs of goods sold                      81,371             49,551            213,871            393,642
                                   ------------       ------------       ------------       ------------

   Gross profit                           5,613              7,405                670             58,821
                                   ------------       ------------       ------------       ------------

Operating expenses:
  Administrative and general            470,655            638,772          1,717,759          1,661,688
  Development costs                         230             10,300              4,479             75,934
                                   ------------       ------------       ------------       ------------

Total operating expenses                470,885            649,072          1,722,238          1,737,622
                                   ------------       ------------       ------------       ------------

Operating loss                         (465,272)          (641,667)        (1,721,568)        (1,678,801)
Interest expense                        (97,862)           (30,183)          (229,075)           (39,767)
                                   ------------       ------------       ------------       ------------

Income (loss) before
  income taxes                         (563,134)          (671,850)        (1,950,643)        (1,718,568)
Provision for income taxes                   --               (213)                --             (1,013)
                                   ------------       ------------       ------------       ------------

Net profit (loss)                  $   (563,134)      $   (672,063)      $ (1,950,643)      $ (1,719,581)

Per common share information:
  Net earnings (loss)              $   (563,134)      $   (672,063)      $ (1,950,643)      $ (1,719,581)
                                   ============       ============       ============       ============

Earnings (loss) per share:
  Basic and diluted                $      (0.05)      $      (0.10)      $      (0.19)      $      (0.26)
                                   ============       ============       ============       ============

Weighted average shares
 outstanding used in the
 per share calculation:
    Basic and diluted                11,553,495          6,802,128         10,284,995          6,603,093
                                   ============       ============       ============       ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         POP N' GO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

1.      Summary of significant accounting policies:

        Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended June 30, 2001 and 2000.

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

3.      Debt financing:

        During the nine months ended June 30, 2001, the Company received proceeds of $395,500 from the placement of convertible promissory notes. The notes bear interest at a rate of 15% per annum and mature on October 1, 2001. The notes were immediately convertible at the option of the note holder at a rate of 40,000 shares of common stock for every $10,000 borrowed.

4.      Income or Loss per share:

        Income or Loss per share for the 2001 and 2000 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding.

5.      Subsequent event:

        On July 13, 2001, the Company purchased Branax, L.L.C. by remitting cash and issuing a note receivable for a total of $350,000.

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

The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                               THREE MONTHS                  NINE MONTHS
                                              ENDED JUNE 30,                ENDED JUNE 30,
                                           2001           2000           2001          2000
                                         -------        -------        -------        -------
Net sales                                  100.0%         100.0%         100.0%         100.0%

Cost of sales                               93.5           87.0           99.7           87.0
                                         -------        -------        -------        -------

Gross profit                                 6.5           13.0            0.3           13.0

Administrative and general expenses       (541.1)       (1,121.5)       (800.7)        (367.3)
Development costs                           (0.3)         (18.1)          (2.1)         (16.8)
                                         -------        -------        -------        -------

Loss from operations                      (534.9)       (1,126.6)       (802.5)        (371.1)
Interest expense                          (112.5)         (53.0)        (106.8)          (8.8)
                                         -------        -------        -------        -------

Income (loss) before income taxes         (647.4)       (1,179.6)       (909.3)        (379.9)
Provision for income taxes                  (0.0)          (0.4)          (0.0)          (0.2)
                                         -------        -------        -------        -------

Net income (loss)                         (647.4)%      (1,180.0)%      (909.3)%       (380.1)%
                                         =======        =======        =======        =======


THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

The Company incurred a net loss of $563,134 for the three months ended June 30, 2001 as compared to a net loss of $672,063 for the three months ended June 30, 2000. This loss represents a loss from operations of $465,272 and $641,667 for the three months ended June 30, 2001 and 2000, respectively. The net loss also includes interest expense and other finance charges totaling $97,862 and $30,183 for the three months ended June 30, 2001 and 2000, respectively.

Total revenues for the three months ended June 30, 2001 were $ 86,984 as compared to $ 56,956 for the three months ended June 30, 2000. This represents an increase in revenues of 53% over the same period in the prior year. This increase was primarily due to additional popcorn machine sales during 2001.

Total cost of goods sold for the three months ended June 30, 2001 was $81,371 as compared to $49,551 for the three months ended June 30, 2000. The gross profit percent on the equipment sales was 13.0% for the three months ended June 30, 2000 and 6.5% for the three months ended June 30, 2001.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the three months ended June 30, 2001, total operating expenses were $470,885. For the three months ended June 30, 2000, total operating expenses were $649,072. This represents a 27% decrease over the same period in the prior year.

General and administrative expenses for the three months ended June 30, 2001 was $470,655 as compared to $638,772 for the three months ended June 30, 2000. This represents a decrease of 26.3% over the same period in the prior year. This decrease was due primarily to lower consulting fees incurred.

Interest expense and other finance charges went from $30,183 for the three months ended June 30, 2000 to $97,862 for the three months ended June 30, 2001. This represents an increase in interest expense of 224% from the prior year. This increase was due primarily to the interest on convertible debentures.


NINE MONTHS ENDED JUNE 30, 2001 VERSUS NINE MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

The Company incurred a net loss of $1,950,643 for the nine months ended June 30, 2001 as compared to a net loss of $1,719,581 for the nine months ended June 30, 2000. This loss represents a loss from operations of $1,721,568 and $1,678,801 for the nine months ended June 30, 2001 and 2000, respectively. The net loss also includes interest expense and other finance charges totaling $229,075 and $39,767 for the nine months ended June 30, 2001 and 2000, respectively.

Total revenues for the nine months ended June 30, 2001 were $214,541 as compared to $452,463 for the nine months ended June 30, 2000. This represents a decrease in revenues of 53% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2000 and 2001 as a result of the Company's new marketing strategy of placing and owning machines on a revenue sharing basis in high traffic locations. This strategy will generate higher revenues over a longer time than would the outright sale of machines to third parties.

Total cost of goods sold for the nine months ended June 30, 2001 was $213,871 as compared to $393,642 for the nine months ended June 30, 2000. The gross profit percent on the equipment sales was 0.3% for the nine months ended June 30, 2001 and 13.0% for the nine months ended June 30, 2000.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the nine months ended June 30, 2001, total operating expenses were $1,722,238. For the nine months ended June 30, 2000, total operating expenses were $1,737,622. This represents a .9% increase over the same period in the prior year.

General and administrative expenses for the nine months ended June 30, 2001 was $1,717,759 as compared to $1,661,688 for the nine months ended June 30, 2000. This represents an increase of 3% over the same period in the prior year. This increase was caused by higher professional fees due to the various filings and money-raising activities done by the Company, increases in salaries and wages due to hiring of additional employees, increases in travel and trade show expenses, and the amortization of costs relating to acquiring proprietary software.

Interest expense and other finance charges went from $39,767 for the nine months ended June 30, 2000 to $229,075 for the nine months ended June 30, 2001. This represents an increase in interest expense of 476% from the prior year. This increase was due primarily to the interest on convertible debentures.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash and cash equivalents of $6,769 as compared to cash and cash equivalents of $57,742 as of September 30, 2000. At September 30, 2000, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $904,604 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $2,010,665 as of June 30, 2001. Net cash used in operating activities was $628,824 for the nine months ended June 30, 2001 and $1,409,718 for the nine months ended June 30, 2000. The principal use of cash for the nine months ended June 30, 2001 was to fund the net loss from operations for the period. The Company raised a total of $577,851 from the issuance of common stock, net of stock issuance costs, loan from a private lender and the issuance of convertible debentures during the nine months ended June 30, 2001, and this was used to fund the net loss from operations.

No cash was used in investing activities, compared with net cash used in investing activities of $880 for the nine months ended June 30, 2001 and 2000, respectively. This decrease in net cash used was primarily attributable to a reduction in capital expenditures incurred during the nine month period ended June 30, 2000.

Net cash from financing activities was $577,851 for the nine months ended June 30, 2001 as compared to $1,386,382 for the nine months ended June 30, 2000.

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

Item 6. Exhibits and Reports on Form 10Q-SB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

        Exhibit No.      Reference
        -----------      ---------
        3.(i)*           Certificate of Incorporation of Pop N Go, Inc.

        3.(ii)*          Bylaws

* Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 17th day of August, 2001.

POP N GO, INC.


By        /s/ Melvin Wyman
   -------------------------------
   Melvin Wyman,
   Chief Financial Officer