Form 10KSB
period 2001-09-30
POP N GO INC
filed 2002-02-15
CIK 1071819

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549


                                 Form 10-KSB

                                  (Mark One)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X     No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year $238,062.

The number of shares outstanding of the issuer's Common Stock as of December
31, 2001, was 41,987,678   Shares.  The aggregate market value of the Common
Stock ( Shares) held by non-affiliates, based on the closing market price ($.08) of the Common Stock as of December 31, 2001 was $3,294,474.

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

The Company acquired all of the outstanding shares of Nuts to Go, Inc. in February of 1998, and thereby technology under development for a hot nuts vending machine, which management intends to be the Company's second vending machine product. The Company has carried on development of this technology in Pop N Go, Inc. Nuts to Go, Inc. is currently an inactive subsidiary without assets or activities. The Company estimates, although it cannot assure, that it may introduce this second product, the "Hot Nuts" vending machine, during the second quarter of 2002.

In July 1998 the Company amended its Articles of Incorporation to split its outstanding stock on an 1850 for one basis (all share numbers set forth herein are on the basis of post split shares).

In July of 2001, the Company acquired Branax, LLC, a development stage company which had developed a variety of single serving packaged flavorings for use on popcorn and other snack foods.

Revenue streams are anticipated to be generated in the future from (1) the sale of the Pop N Go vending machines; and (2) the operation of Company owned revenue share machines, which are owned by the Company, and are typically located in airports, shopping malls and high traffic locations. The owner or operator and the Company share the revenue generated by Company owned machines. Company personnel provide maintenance and collection services for revenue sharing machines. It is estimated that up to 50% of the Company's machines will be operated on a revenue sharing program. The Company also has in market testing, Branax's popcorn flavorings, and anticipates generating revenues in 2002 from the sale of this product. There is of course no assurance that the Company will be successful or will realize profits from its activities.

B.   PRODUCTS

Pop N Go is a unique hot air based popcorn vending machine which delivers a fresh cup of popcorn on demand, with butter flavoring. Pop N Go contains the Company's proprietary microprocessor technology which provides a closed-loop feedback popping process and generates an audit trail for each cup vended. The attractive design is geared for the retail environment in an effort to generate a higher volume of cups sold than in a traditional vending environment.

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

In addition to the United States, where the Company has revenue share programs in airports and shopping malls, the Company also has targeted the international market for the sale of popcorn units. The Company has shipped machines to Mexico, Canada, China, Cyprus, Korea, Australia and Israel.

Branax's products are marketed under the name, "Flixstix", and consist of powdered flavorings, packaged in straw-like containers, each containing one serving. The paper containers are snapped open and then sprinkled on popcorn or other snack foods.

Management plans to aggressively develop new niche markets for other vending equipment. The next vending machine will be a specialty hot nuts vender incorporating many of the unique features of the Pop N Go popcorn vender.

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

Pop N Go popcorn machines are currently located in airport shopping centers, convenience stores, supermarkets, bowling alleys, car washes, military bases and a wide range of other retail, industrial and office locations.

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

D. MARKETING . Company management estimates there may be over one million potential locations for its popcorn machine in the U.S., which include shopping centers, airports, travel plazas, convenience stores, bowling alleys, schools,
hospitals, offices and military bases.   The Company is focusing its operations
on owning and operating machines in high traffic venues. Installations in airports and shopping malls have yielded promising sales results.

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

F.   FOREIGN OPERATIONS

The Company expects foreign operations to play a continuing role in the future. The Company has shipped its equipment to Canada, China, Mexico, Cyprus, Korea, Israel and Australia.

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

H.   INTANGIBLE ASSETS

Intangible assets consist primarily of consulting agreements and non-compete agreements acquired in connection with the acquisition of Branax, LLC.

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

K.    EMPLOYEES

Pop N Go has 8 full time employees and consultants and 1 part-time software development consultant. None of its employees belong to a union.

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

The Company rents its Whittier office and manufacturing facility from the father of the Company's Director of Manufacturing, at a rent of $1500.00 per month, pursuant to a Lease which expires on January 1, 2002. The Company believes it is paying at or below market rates for the facility. Management believes that other comparable space is available at similar rent and terms should the Company be required to move to another location.

                    ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in two cases brought by trade creditors which aggregate approximately $26,000 in claims. The Company has reached tentative settlements with both creditors to pay these claims over time. The Company is a defendant in a third suit for $11,000, in which management believes the Company has a meritorious defense. There are no other legal proceedings pending.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In June 30, 2001, shareholders of the Company holding more than 50% of the Company's outstanding Common, acted by written consent and without a shareholders' meeting and without a proxy solicitation, to amend the Articles of Incorporation to increase authorized capital from 20,000,000 shares of Common Stock, $0.001 par value to 50,000,000 shares of Common Stock, $0.001 par value. Subsequently, on July 30, 2001, an amendment was filed to the Company's Articles of Incorporation, so increasing its authorized common stock.

In November 15, 2001, shareholders of the Company holding more than 50% of the Company's outstanding Common, acted by written consent and without a shareholders' meeting and without a proxy solicitation, to amend the Articles of Incorporation to increase authorized capital from 50,000,000 shares of Common Stock, $0.001 par value to 100,000,000 shares of Common Stock, $0.001 par value. Subsequently, on February 7, 2002, an amendment was filed to the Company's Articles of Incorporation, so increasing its authorized common stock.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NET TANGIBLE BOOK VALUE PER SHARE

As of September 30, 2001, the net tangible book value of our common stock was ($2,747,116) or ($0.10) per share of common stock, based upon 27,133,381 shares outstanding. "Net tangible book value" per share represents the amount of our total tangible assets reduced by our total liabilities divided by the number of shares of common stock outstanding.

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

                                                                Estimated
                                                              Average Daily
                                              High   Low      Volume (Shares)
                                              ----   ---      --------------

       Fourth Quarter of Fiscal Year           .30   .04         135,000
          Ending 9/30/01
       Third Quarter of Fiscal Year            .31   .14          87,000
          Ending 9/30/01
       Second Quarter of Fiscal Year           .41   .06          22,000
          Ending 9/30/01
       First Quarter of Fiscal Year            .75   .37           6,000
          Ending 9/30/01



Records of our stock transfer agent indicate that as of September 30, 2001, there were 574 record holders of our common stock.

     DIVIDEND POLICY

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.

     RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, the Company has sold the following securities without registering the securities under the Securities Act of 1933.



                        Title &                                   Nature &                       Underwriting
                        Amount of               Principal         Amount of                      Discounts &        Exemption
Date                    Securities              Underwriters      Consideration                  Commissions        Relied Upon


Fiscal Year             1,704,233               None              $2,385,859                     $233,956           Sec.4(2); Reg D
Ended Sept. '99         Common Shares

Fiscal Year             308,070                 None              Finders' Fee Services          None               Sec.4(2)
Ended Sept. '99         Common Shares                             $431,298

Fiscal Year             57,500                  None              Exercise of Options            None               Sec.4(2)
Ended Sept. '99         Common Shares                             $2,875

Fiscal Year             686,500                 None              Consulting Services            None               Sec.4(2)
Ended Sept. '99         Common Shares                             $500,000

Fiscal Year             508,750                 None              Conversion of Debt             None               Sec.4(2)
Ended Sept. '99         Common Shares                             $250,000

Fiscal Year             64,166                  None              Settlement                     None               Sec.4(2)
Ended Sept. '99         Common Shares                             of Claim

Fiscal Year             325,428                 None              $329,999                       $124,675           Sec.4(2); Reg D
Ended Sept. '99         Common Shares and
                        313,999 Warrants

Fiscal Year             1,043,000               None              For consulting services        None               Sec.4(2)
Ended Sept. 2000        Common Shares                             rendered of $1,101,000

Fiscal Year             25,000                  None              Conversion of                  None               Sec.4(2)
Ended Sept. 2000                                                  Debt Interest

Fiscal Year             114,500                 None              Exercise of Stock              None               Sec.4(2)
Ended Sept. 2000        Common Shares                             Options $5,726

Fiscal Year             333,3334                None              $250,000                       None               Sec.4(2)
Ended Sept. 2000        Warrants

Fiscal Year             5,000                   None              Cash,                          None               4(2); Rule 504
Ended 9/01              Common Stock                              $7,000.00
                                                                  Accredited Person

Fiscal Year             1,475,000               None              Services rendered              None               4(2)
Ended 9/01              Common Stock                              $295,000
                                                Consultant

Fiscal Year             327,500                 None              Services rendered              None               4(2)
Ended 9/01              Common Stock                              $131,000.00
                                                Consultant

Fiscal Year             30,000                  None              Services rendered              None               4(2)
Ended 9/01              Common Stock                              $2,400.00
                                                Consultant

Fiscal Year             618,250                 None              Services rendered              None               4(2)
Ended 9/01              Common Stock                              $66,771.00
                                                Consultant

Fiscal Year             350,000                 None              Services rendered              None               4(2)
Ended 9/01              Common Stock                              $84,000.00
                                                Consultant

Fiscal Year             2,000                   None              Exercise of                    None               4(2)
Ended 9/01              Common Stock                              Stock Options
                                                                  $100.00
                                                                  Accredited Person

Fiscal Year             100,000                 None              Exercise of Stock              None               4(2)
Ended 9/01              Common Stock                              Options $5,000.00
                                                                  Accredited Person

Fiscal Year             200,000                 None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $16,000.00
                                                                  Offshore Person

Fiscal Year             1,000,000               None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $100,000.00
                                                                  Offshore Person

Fiscal Year             150,000                 None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $36,000.00
                                                                  Offshore Person

Fiscal Year             10,472,473              None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $446,757.23
                                                                  Offshore Person

Fiscal Year             1,000,000               None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $100,000.00
                                                                  Offshore Person

Fiscal Year             400,000                 None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $100,000.00
                                                                  Offshore Person



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

Year Ended September 30, 2001 Versus Year Ended September 30, 2000

Results of Operations

The Company incurred a net loss of $3,736,350 for the year ended September 30, 2001 as compared to a net loss of $3,211,483 for the year ended September 30, 2000. This loss represents a loss from operations of $3,293,332 and $3,127,261 for the years ended September 30, 2001 and 2000, respectively. The net loss also includes interest expense and other income totaling $443,018 and $83,021 for the years ended September 30, 2001 and 2000, respectively.

Total revenues for the year ended September 30, 2001 were $ 238,062 as compared to $537,714 for the year ended September 30, 2000. This represents a decrease in revenues of 55.7% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2001 as the Company transitioned its sales focus to owning and operating machines for its' own account.

Total cost of goods sold for the year September 30, 2001 was $570,597 as compared to $536,000 for the year ended September 30, 2000. The gross profit on the equipment sales went from .3% for the year ended September 30, 2000 to -140% for the year ended September 30, 2001. This decrease in the gross profit percent was primarily caused by the reduction in total sales while the Company's fixed costs were relatively constant.

Total operating expenses consist primarily of general and administrative expenses. For the year ended September 30, 2001, total operating expenses were $2,689,145. For the year ended September 30, 2000, total operating expenses were $3,128,975. This represents a 14.1% decrease over the same period in the prior year. 2

Interest expense went from $83,021 for the year ended September 30, 2000 to $452,642 for year ended September 30, 2001.

Liquidity and Capital Resources

As of September 30, 2001, the Company had cash and cash equivalents of $90,874 as compared to cash and cash equivalents of $57,742 as of September 30, 2000. At September 30, 2000, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($904,604) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($2,804,382) as of September 30, 2001. Net cash used in operating activities was $1,396,414 for year ended September 30, 2001 and $1,514,841 for the year ended September 30, 2000. Net cash from financing activities was $1,539,546 for year ended September 30, 2001, as compared to $1,444,255 for the year ended September 30, 2000. The principal use of cash for the year ended September 30, 2001 was to fund the net loss from operations for the period. The Company raised a total of $1,539,546 from the issuance of common stock, net of stock issuance costs, loan from a private lender and the issuance of convertible debentures during the year ended September 30, 2001, and this was used to fund the net loss from operations.

Net cash from investing activities was $110,000, compared with net cash used in investing activities was $11,936 for the year ended September 30, 2001 and 2000, respectively. This increase in net cash was a result of the purchase of Branax, LLC for the year ended September 30, 2001.

The Company's auditors have included an explanatory paragraph relating to its ability to continue as a going concern as of and for the year ended September 30, 2001, in their Report of Independent Certified Public Accountants included in the Company's audited financial statements contained elsewhere in this report. For the year ended September 30, 2001, The Company incurred a net loss of $3,736,350 million, negative cash flows from operations of approximately $1.4 million and an accumulated deficit of $11,424,541 million. In addition The Company was in default on many of its debt obligations. The auditors consider these factors to raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company's management believes the funds provided from private placements may not be sufficient to finance the Company for the next 12 months. The Company is attempting to procure additional sources of financing in the event that the capital available as of September 30, 2001 is insufficient. Other sources may include, but not be limited to, an equity investment in the Company by a third party. There are, however, no assurances that the Company will be able to successfully obtain additional financing at terms acceptable to the Company


                         ITEM 7.  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Pop N Go, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Pop N Go, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pop N Go, Inc. and subsidiaries as of September 30, 2001, and the consolidated results of their operations and cash flows for each of the two years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended September 30, 2001 and 2000, the Company incurred net losses of $3,736,350 and $3,211,483, respectively. In addition, the Company's net cash used in operating activities was $1,396,414 and $1,514,841 for the years ended September 30, 2001 and 2000, respectively, and the Company's accumulated deficit was $11,424,541 as of September 30, 2001. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, the Company is in default on numerous of its debt obligations. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 5, 2001

                              POP N GO, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                    September 30, 2001



ASSETS

Current assets
        Cash                                                            $       90,874
        Accounts receivable, net of allowance for doubtful accounts
                of $6,017                                                       12,380
        Inventories, net of an obsolescence reserve of $9,400                  340,331
        Prepaid expenses and other current assets                                  895
                                                                               -------
                        Total current assets                                   444,480

Furniture and equipment, net of accumulated depreciation
        of $37,401                                                              29,266
Intangible assets, net                                                         198,001
Goodwill                                                                       613,047
Other assets                                                                    28,000
                                                                             ---------
                                Total assets                            $    1,312,794
                                                                             =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Capital lease obligation                                         $       2,790
        Short-term notes payable                                               595,715
        Loan payable - related party                                            44,533
        Convertible debt                                                     1,531,170
        Accounts payable                                                       414,321
        Accrued liabilities                                                    628,478
        Customer deposits                                                       31,855
                                                                             ---------
                Total current liabilities                                    3,248,862
                                                                             ---------
Commitments and contingencies

Stockholders' deficit
        Common stock, $0.001 par value
                50,000,000 shares authorized
                27,133,381 shares issued and outstanding                        27,133
        Common stock committed                                                 838,553
        Subscriptions receivable                                              (186,967)
        Additional paid-in capital                                           8,809,754
        Accumulated deficit                                                (11,424,541)
                                                                             ---------
                        Total stockholders' deficit                         (1,936,068)
                                                                             ---------
               Total liabilities and stockholders' deficit               $   1,312,794
                                                                             =========


                           POP N GO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Years Ended September 30,



                                                             2001                    2000
                                                         ---------               ---------
Revenue                                            $       238,062         $       537,714

Cost of goods sold                                         570,597                 536,000
                                                         ---------               ---------
Gross profit (loss)                                       (332,535)                  1,714

Operating expenses
        General and administrative expenses              2,960,797               3,128,975
                                                         ---------               ---------
Loss from operations                                    (3,293,332)             (3,127,261)
                                                         ---------               ---------
Other income (expense)
        Interest expense                                  (452,642)                (83,021)
        Other income                                         9,624                       -
                                                         ---------               ---------
                Total other income (expense)              (443,018)                (83,021)
                                                         ---------               ---------
Loss before provision for income taxes                  (3,736,350)             (3,210,282)

Provision for income taxes                                       -                   1,201
                                                         ---------               ---------
Net loss                                        $       (3,736,350)     $       (3,211,483)
                                                         =========               =========
Basic and diluted loss per share                $            (0.30)     $            (0.50)
                                                         =========               =========
Weighted=average common shares outstanding              12,655,080               6,404,434
                                                         =========               =========


                                            POP N GO, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            For the Years Ended September 30,



                                                 Common Stock             Common
                                              ------------------          Stock            Subscriptions
                                            Shares            Amount     Committed            Receivable
                                        ----------          ---------   ----------         -------------
Balance, September 30, 1999              6,514,771      $       6,515   $        -      $              -
Issuance of common stock for
        cash                               325,428                325
Issuance of common stock for
        interest                            25,000                 25
Issuance of warrant under
        subscription receivable                                                                 (150,000)
Stock issuance costs
Shares to be issued under
        consulting agreements                                              521,500
Exercise of stock options                  114,500                115
Issuance of common stock for
        consulting services              1,043,000              1,043
Expiration of put option                   150,000                150
Net loss
                                        ----------          ---------    ----------        -------------
Balance, September 30, 2000              8,172,699              8,173       521,500             (150,000)
Issuance of common stock for
        cash and subscriptions           2,650,091              2,650         1,600             (108,000)
Issuance of common stock in
        Regulation "S" offering         10,472,473             10,472        21,752              (33,967)
Collection on subscription                                                                       105,000
Issuance of common stock for
        consulting services              4,520,750              4,521
Stock issuance costs
Exercise of stock options                  102,000                102


Stock committed under consulting
        agreement                                         $               $  77,700          $
Stock committed in Branax, LLC
        acquisition                                                         216,001
Discount on convertible debt
Issuance of options to employees
Issuance of options to consultants
Conversion of notes                      1,215,368              1,215
Net loss
                                        ----------          ---------    ----------        -------------
     Balance, September 30, 2001        27,133,381        $    27,133     $ 838,553          $  (186,967)
                                        ==========          =========    ==========        =============


                                            POP N GO, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            For the Years Ended September 30,



                                         Additional
                                          Paid-In           Accumulated
                                           Capital            Deficit              Total
                                          ---------          ----------        -----------
Balance, September 30, 1999             $ 4,568,243       $  (4,476,708)      $     98,050
Issuance of common stock for
        cash                                329,674                                329,999
Issuance of common stock for
        interest                             34,975                                 35,000
Issuance of warrant under
        subscription receivable             250,000                                100,000
Stock issuance costs                       (124,675)                              (124,675)
Shares to be issued under
        consulting agreements                                                      521,500
Exercise of stock options                     5,611                                  5,726
Issuance of common stock for
        consulting services               1,099,957                              1,101,000
Expiration of put option                    314,850                                315,000
Net loss                                                     (3,211,483)        (3,211,483)
                                          ---------          ----------        -----------
Balance, September 30, 2000               6,478,635          (7,688,191)          (829,883)
Issuance of common stock for
        cash and subscriptions              343,950                                240,200
Issuance of common stock in
        Regulation "S" offering             448,500                                446,757
Collection on subscription                  (37,500)                                67,500
Issuance of common stock for
        consulting services                 928,251                                932,772
Stock issuance costs                        (10,000)                               (10,000)
Exercise of stock options                     6,998                                  7,100


Stock committed under consulting
        agreement                       $                 $                 $       77,700
Stock committed in Branax, LLC
        acquisition                                                                216,001
Discount on convertible debt                141,400                                141,400
Issuance of options to employees              3,200                                  3,200
Issuance of options to consultants          440,785                                440,785
Conversion of notes                          65,535                                 66,750
Net loss                                                     (3,736,350)        (3,736,350)
                                          ---------          ----------        -----------
     Balance, September 30, 2001        $ 8,809,754       $ (11,424,541)    $   (1,936,068)
                                          =========          ==========        ===========


                                   POP N GO, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Years Ended September 30,



                                                                                   2001                    2000
                                                                                ----------              ----------
Cash flows from operating activities
        Net loss                                                        $       (3,736,350)     $       (3,211,483)
        Adjustments to reconcile net loss to net cash
                used in operating activities
                        Depreciation and amortization                               31,333                 128,578
                        Issuance of common stock for interest                            -                  35,000
                        Issuance of common stock for services                    1,010,472               1,622,500
                        Beneficial conversion feature on convertible debt          141,400                       -
                        Issuance of options for services                           443,985                       -
                        Reclassification of demonstration units                          -                  14,900
                        (Increase) decrease in
                                Accounts receivable                                159,388                (112,713)
                                Inventories                                         17,904                 (23,059)
                                Prepaid expenses and other current assets           19,459                 (45,904)
                                Notes receivable                                         -                  47,500
                        Increase (decrease) in
                                Accounts payable                                    10,524                  75,356
                                Accrued liabilities                                492,883                  32,184
                                Accrued consulting fees                                  -                 (77,700)
                                Customer deposits                                   12,588                       -
                                                                                ----------              ----------
                                        Net cash used in operating activities   (1,396,414)             (1,514,841)
                                                                                ----------              ----------
Cash flows from investing activities
        Cash paid for purchase of Branax, LLC                                     (110,000)                      -
        Purchase of furniture and equipment                                              -                 (11,936)
                                                                                ----------              ----------
                                        Net cash used in investing activities     (110,000)                (11,936)
                                                                                ----------              ----------
Cash flows from financing activities
        Proceeds from subscription receivable                                       67,500                 100,000
        Proceeds from sale of convertible debentures, net                          706,000                 883,207
        Proceeds from issuance of common stock, net                                676,957                 205,322
        Proceeds from exercise of stock options                                      7,100                   5,726
        Net proceeds from notes payable                                             59,631                 250,000
        Principal payments on capital lease                                         (2,888)                      -
        Net proceeds on notes payable related parties                               44,533                       -
        Repayments of convertible debt                                             (19,287)                      -
                                                                                ----------              ----------
                              Net cash provided by financing activities          1,539,546               1,444,255
                                                                                ----------              ----------


                           POP N GO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Years Ended September 30,




                                                                2001                 2000
                                                              -------               -------
         Net increase (decrease) in cash               $       33,132          $    (82,522)

Cash, beginning of year                                        57,742               140,264
                                                              -------               -------
Cash, end of year                                      $       90,874          $     57,742
                                                              =======               =======

Supplemental disclosures of cash flow information

        Interest paid                                  $      141,469          $      5,750
                                                              =======               =======
        Income taxes paid                              $            -          $        915
                                                              =======               =======

Supplemental schedule of non-cash investing and financing activities

The Company entered into the following non-cash transactions during the years ended September 30, 2001 and 2000:

* During the year ended September 30, 2001, the Company issued options to employees for compensation in the amount of $3,200 and options to consultants for services valued at $440,785.

* During the year ended September 30, 2001, holders of the Company's convertible debentures converted $66,750 of debentures into 1,215,368 shares of common stock.

* During the years ended September 30, 2001 and 2000, the Company issued 4,520,750 and 1,043,000 shares, respectively, of common stock in exchange for consulting services valued at $932,772 and $1,101,000, respectively.

* During the years ended September 30, 2001 and 2000, the Company committed to issue 55,500 and 372,500 shares, respectively, of common stock in exchange for consulting services valued at $77,700 and $521,500, respectively.

* During the year ended September 30, 2000, the Company issued 25,000 shares of common stock for interest charges in the amount of $35,000.

* During the year ended September 30, 2000, the Company financed the purchase of computer equipment valued at $5,678 under capital lease obligations.

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Pop N Go, Inc., incorporated in the State of Delaware on October 21, 1996, and its subsidiaries, Nuts to Go, Inc. and Branax, LLC, (collectively, the "Company") manufacture and develop coin-operated popcorn machines which they sell to distributors and retail establishments. The Company also intends to own and operate these machines for its own account on a revenue-sharing basis. In addition, the Company has developed prototype coin-operated machines for outside customers on a contract basis. Effective October 1998, Nuts To Go, Inc. became a dormant corporation.


NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended September 30, 2001 and 2000, the Company incurred losses of $3,736,350 and $3,211,483, respectively. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock, and much of the Company's debt is currently in default. No assurance can be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

To meet these objectives, the Company has instituted the following plan:

* The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

* The Company plans to raise additional capital through the offering of private placements during the year ended September 30, 2002.



NOTE 3 - ACQUISITION OF BRANAX, LLC

Purchase Agreement

On July 6, 2001, pursuant to an agreement to purchase membership interests (the "purchase agreement"), the Company, through its newly formed wholly owned subsidiary, POPN Acquisition Corp ("POPN"), acquired 100% of the membership interests of Branax, LLC ("Branax"), a Maryland limited liability company.
POPN was then merged into the Company, and all assets and liabilities were transferred to the Company. The purchase price for the transaction was $350,000, which included cash of $110,000 and notes payable of $240,000. The transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which is required for all transactions occurring after June 30, 2001. In accordance with SFAS No. 141, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the closing date of the acquisition, with the excess of the purchase price being allocated to goodwill. The assets acquired and liabilities assumed in connection with the transaction were as follows:

        Inventory                       $        23,699
        Goodwill                                613,047
        Liabilities assumed                    (286,746)

                Total purchase price    $       350,000

Branax is a developer and marketer of custom flavoring for popcorn and was acquired by the Company for the purpose of exploiting the flavor as a complement for the Company's popcorn machines and its potential as a stand-alone product line.

The unaudited pro forma results of operations as if Branax were acquired on October 1, 1999 were as follows:


                                                                         2001             2000

        Revenue, as reported                                    $        238,062    $     537,714
        Branax (unaudited)                                                     -                -

                Revenue, pro forma (unaudited)                  $        238,062    $     537,714

        Gross profit (loss), as reported                        $       (332,535)   $       1,714
        Branax (unaudited)                                                     -                -

                Gross profit (loss), pro forma (unaudited)      $       (332,535)   $       1,714

        Net loss, as reported                                   $     (3,736,350)   $  (3,211,483)
        Branax (unaudited)                                               (89,139)        (291,385)

                Net loss, pro forma (unaudited)                 $     (3,825,489)   $  (3,502,868)

        Net loss per share, as reported                         $          (0.30)   $       (0.50)
        Branax (unaudited)                                                 (0.01)           (0.05)

                Net loss per share, pro forma (unaudited)       $          (0.31)   $       (0.55)


Non-Compete Agreements

In connection with the purchase agreement, the Company entered into non-compete agreements with the former members of Branax. The agreements each have a two-year term. Under the terms of the agreements, the Company was required to issue an aggregate of 473,120 shares of the Company's common stock, which were immediately issuable, with a value of $127,743. These amounts have been capitalized under the caption intangible assets on the accompanying balance sheet.

Consulting Agreement

In connection with the purchase agreement, the Company entered into a consulting agreement with the former President and Chief Executive Officer of Branax. The agreement expires in two years and calls for the issuance of 326,880 shares of the Company's common stock. The value of the shares, which were immediately issuable, was $88,258 and has been capitalized under the caption intangible assets on the accompanying balance sheet.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Pop N Go, Inc. and its wholly owned subsidiaries, Nuts to Go, Inc. and Branax. All significant intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenues at the time products are shipped.

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

Accounts Receivable

Accounts receivable consist primarily of short- and long-term amounts due from customers and franchisees. The Company wrote off accounts in the amount of $9,983 during the year ended September 30, 2001 and has provided for an allowance in the aggregate of $6,017 for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible accounts.

Inventories

Inventories consist of small parts and supplies to be used in the manufacturing process of machines held for resale, work in process, and finished goods. Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $13,333 and $14,138 for the years ended September 30, 2001 and 2000, respectively. Included in furniture and equipment at September 30, 2001 is equipment, which was financed under capital leases. The amounts capitalized under capital leases were not material at September 30, 2001.

Goodwill

Goodwill represents the purchase price of the Branax acquisition in excess of the fair value of the assets acquired or liabilities assumed. Goodwill is being amortized over five years on the straight-line method. Accumulated amortization at September 30, 2001 was not material.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Customer Deposits

As of September 30, 2001, customers had paid deposits totaling $31,855 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amount shown for capital lease obligation, short-term notes payable, loan payable - related party, and convertible debt also approximates fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Proprietary Software

Proprietary software represents expenditures for development of software related to ongoing efforts to refine, enrich, and improve the prototype and pre-production units. These amounts have been capitalized and were amortized over a 24-month period using the straight-line method. Amortization expense for the years ended September 30, 2001 and 2000 was $0 and $114,440, respectively. Proprietary software was fully amortized at September 30, 2000.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Risk Concentrations

Substantially all of the Company's revenues are generated from the sale of one product. The loss of, or an economic event related to this product, most likely would have a substantial impact on the Company's revenues. As of September 30, 2001, accounts payable to three significant vendors were 23%, 16%, and 10% of the Company's total accounts payable.

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company did not maintain any uninsured balances at September 30, 2001.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.
141. This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted SFAS No. 141 for its acquisition of Branax (see Note 3).

On June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

The Company expects adoption of SFAS No. 142 to have a material impact on its results of operations because the Company currently amortizes its goodwill on a straight-line basis over five years. The estimated amortization expense for the next five years would be $122,609 per year. Upon the adoption of SFAS No. 142, the Company will no longer be subject to this recurring charge. However, there is not a guarantee that the Company's goodwill will not become impaired in the course of its business under the provisions of SFAS No. 142, resulting in substantially increased losses.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for
certain obligations of lessees.    This statement is not applicable to the
Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiaries for which control is likely to be
temporary.    The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


NOTE 5 - INVENTORIES

Inventories at September 30, 2001 consisted of the following:

        Raw materials                   $       269,931
        Finished goods                           79,800
                                               --------
                                                349,731
        Reserve for obsolescence                  9,400
                                               --------
                Total                   $       340,331
                                               ========

NOTE 6 - INTANGIBLE ASSETS

Intangible assets at September 30, 2001 consisted of the following:

        Consulting agreement            $        88,258
        Non-compete agreements                  127,743
                                               --------
                                                216,001
        Less accumulated amortization            18,000
                                               --------
                Total                   $       198,001
                                               ========

Amortization expense for the year ended September 30, 2001 was $18,000.


NOTE 7 - SHORT-TERM NOTES PAYABLE



Notes payable at September 30, 2001 consisted of the following:

        10% notes payable for the acquisition of Branax.  Notes are dated
                July 6, 2001 and were due on September 4, 2001.  These notes
                are currently in default.                                       $       240,000

        Note payable dated May 2, 2000 and accrued interest with an original principal amount of $250,000, bearing interest at 12%
                per annum, and due on January 1, 2001.  The note is currently
                in default.                                                             242,021

        Note payable dated June 26, 2001 and accrued interest due June
                26, 2002 and bearing interest at 20% per annum.                          51,629

        Note payable dated July 5, 2001 and accrued interest due
                September 5, 2001 and bearing interest at 15% per annum.
                The note is currently in default.                                        10,532

        Note payable dated May 25, 2001 and due on September 1,
                2001 with an original principal of $15,000 and bearing
                interest at 15% per annum.  The note is currently in default.   $         5,450

        Demand notes payable assumed in acquisition of Branax.                           46,083
                                                                                       --------
                        Total                                                   $       595,715
                                                                                       ========

NOTE 8 - CONVERTIBLE DEBT

2000 Notes

The Company raised capital through the placement of convertible promissory notes, bearing interest at a rate of 15% per annum and initially maturing on October 1, 2000. The notes were immediately convertible into 430,862 shares of common stock. The initial maturity date was extended to October 1, 2001 for $559,994 of the notes. Accrued interest on these notes was $131,411 at September 30, 2001, which is included under the caption accrued liabilities on the accompanying balance sheet. All of the 2000 Notes are currently in default.

2001 Notes

During the year ended September 30, 2001, the Company raised capital through the placement of convertible promissory notes in the amount of $454,000. The interest rates and due dates of the notes still outstanding at September 30, 2001 are as follows:

                                                                 Conversion
                  Amount       Due Date        Interest Rates       Rates
               ----------   ---------------    --------------    -----------
          $       100,000      July 1, 2001    18% per annum     $0.25/share
                   10,000   October 1, 2001    12% per annum     $0.15/share
                   57,500   October 1, 2001    15% per annum     $0.50/share
                  244,000   October 1, 2001    15% per annum     $0.25/share
                   40,000   October 1, 2001    15% per annum     $0.10/share
                  -------
  Total   $       451,500
                  =======

In accordance with generally accepted accounting principles, the Company has recorded interest expense related to the beneficial conversion features on these notes of $21,400. All of the 2001 notes are currently in default.

Series A Debentures

On July 20, 2001, the Company entered into an agreement to sell up to $1,000,000 in 8%, senior, subordinated, convertible, redeemable debentures.
The notes are due on July 6, 2003 and are immediately convertible into common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the first $100,000 of the debenture and 70% of the lowest closing bid price of the common stock for the remaining amount, subject to certain limitations. As of September 30, 2001, the Company had received $280,000, and $66,750 of the debentures have been converted into 1,215,368 shares of common stock. In accordance with generally accepted accounting principles, the Company has recorded interest expense related to the beneficial conversion feature of $120,000.

NOTE 8 - CONVERTIBLE DEBT (Continued)

Series A Debentures (Continued)

In connection with these notes, the Company agreed to issue 4,500,000 shares of common stock to be held in trust to be disbursed in the event the Company defaults on its obligations under the debentures.

The amounts raised and converted during the year ended September 30, 2001 were as follows:

                                 Outstanding                         Principal                             Outstanding
                                    as of         Raised              Paid                Converted          as of
                                September 30      During              During               During         September 30,
                                    2000          2001                2001                  2001              2001
                                ------------    ---------       --------------          ------------      --------------
        2000 notes      $       883,207       $         -   $       (16,787)        $            -       $       866,420
        2001 notes                    -           454,000            (2,500)                     -               451,500
        Series A
         debentures                   -           280,000                 -                (66,750)              213,250
                                ------------    ---------       --------------          ------------      --------------
         Total          $       883,207       $   734,000   $       (19,287)        $      (66,750)      $     1,531,170
                                ============    =========       ==============          ============      ==============


NOTE 9 - PUT OPTION

On June 1, 1999, holders of convertible debentures were offered a put in order to induce their conversion. The put allowed for the holder to sell 150,000 shares of the Company's common stock to the Company at $2.10 per share for the term December 15, 1999 through December 31, 1999 if the Company's share price did not reach $2.10 at December 15, 1999, or at any time thereafter up to and including the close of business at December 31, 1999. On March 31, 2000, the put option expired without being exercised, and the entire amount was credited to common stock and additional paid-in capital.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities from a related party. The lease is cancelable at the Company's option. Rent expense was $23,932 and $17,500 for the years ended September 30, 2001 and 2000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Capital Leases

The Company entered into two capital leases for computer equipment, which expire on September 30, 2002. Future minimum payments as of September 30, 2001 were $2,790.

Consulting Agreement

On January 1, 1998, the Company entered into a three-year agreement with two officers for consulting services. The agreement calls for aggregate payments of $192,000 during the first year, $240,000 during the second year, and $300,000 during the final year. In addition, the Company is required to issue 55,500 shares of its common stock per quarter until the agreement expires. (See Note 11 under the caption committed stock.)

Litigation

The Company may become involved in various litigation arising in the normal course of business. Management believes the outcome of such litigation would not have a material effect on the Company.


NOTE 11 - STOCKHOLDERS' DEFICIT

Common Stock

During the year ended September 30, 2001, the Company issued an aggregate of 2,650,091 shares of common stock and committed to issue 21,333 shares of common stock in exchange for $240,200 in cash and $108,000 in subscriptions receivable.

During the year ended September 30, 2001, the Company executed three separate transactions with an offshore company under Regulation "S" of the Securities Act of 1933. Under the terms of the agreements, the Company sold an aggregate of 10,472,473 shares of its common stock. The sales were executed at a discount of 40% and raised $446,757 in cash and a subscription of $33,967. As of September 30, 2001, 667,527 additional shares purchased for $21,752 remained un-issued under these agreements and are included in committed common stock.

During the year ended September 30, 2000, the Company initiated a private placement of its common stock in which it placed 325,428 shares of common stock for $329,999. In connection with the private placement, $124,675 was charged to additional paid-in capital for issuance costs. In addition, the Company issued 313,999 warrants in connection with certain private placements.

During the year ended September 30, 2000, the Company issued 1,043,000 shares of common stock in exchange for consulting services valued at $1,101,000.

NOTE 11 - STOCKHOLDERS' DEFICIT (Continued)

Common Stock (Continued)

During the year ended September 30, 2000, the Company issued 25,000 shares of common stock for $35,000 in interest charges related to a $250,000 note payable.

During the year ended September 30, 2000, 114,500 stock options were exercised for cash of $5,726.

Committed Stock

Under the terms of a consulting agreement, the Company committed to issue 200,000 shares of common stock for services. The agreement called for 50,000 shares to be issued on March 1, 2000, 75,000 on May 1, 2000, and 75,000 on July 1, 2000. As of September 30, 2001, 95,000 shares remained unissued. Total expense associated with the agreement was $280,000, which was charged to operations during the year ended September 30, 2000. As of September 30, 2001, the Company recorded $133,000 in committed stock for the unissued shares.

Under the terms of two expired consulting agreements, the Company committed to issue 333,000 shares of common stock for services. These shares remain unissued at September 30, 2001. The total expense associated with the agreement during the years ended September 30, 2001 and 2000 was $77,700 and $388,500, respectively.

A summary of committed stock at September 30, 2001 is as follows:


                                                           Shares            Amount
                                                         ---------         ---------
   Shares issuable under 2000 consulting agreement          95,000       $   133,000
   Shares issuable to officers under expired
           consulting agreements                           333,000           466,200
   Shares issuable under Branax consulting
           agreement                                       326,880            88,258
   Shares issuable under non-compete agreements            473,120           127,743
   Shares issuable under Regulation "S" placement          667,527            21,752
   Shares issuable under private placement                  21,333             1,600
                                                         ---------         ---------
                   Total                                 1,916,860       $   838,553
                                                         =========         =========


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

NOTE 11 - STOCKHOLDERS' DEFICIT (Continued)

Stock Option Plan (Continued)

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

During the years ended September 30, 2001 and 2000, the Company granted 60,000 and 0 stock options, respectively, to employees or consultants. These options expire upon certain events.

Other Options

During the year ended September 30, 2001, the Company issued 1,962,666 options to consultants outside of the 1998 Plan and recognized $440,785 in consulting expense.

The following summarizes the Company's stock option transactions:


                                                                                  Weighted-
                                                             1998 Stock            Average
                                                            Option Plan            Exercise
                                                              and Other             Price
                                                            -----------           ----------
        Options outstanding, September 30, 1999                 339,000         $       0.05
                Exercised                                      (114,500)        $       0.05
                                                            -----------
        Options outstanding, September 30, 2000                 224,500         $       0.05
                Granted                                       2,022,666         $       0.05
                Exercised                                      (102,000)        $       0.05
                Expired/forfeited                               (38,100)        $       0.05
                                                            -----------
                        Outstanding, September 30, 2001       2,107,066         $       0.05
                                                            ===========
                        Exercisable, September 30, 2001       2,107,066         $       0.05
                                                            ===========

At September 30, 2001 and 2000, the Company's options outstanding had a weighted-average contractual life of two years.

NOTE 11 - STOCKHOLDERS' DEFICIT (Continued)

Stock Option Plan (Continued)

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and recognized compensation expense for its stock-based compensation plans based on the excess of the fair market value of the Company's stock over the exercise price of the employee option. No pro forma information is presented since the difference between the fair market value of the options issued and the expense recognized is not material.

Stock Purchase Warrants

During the year ended September 30, 2000, the Company sold a warrant to purchase 333,333 shares of its common stock for $0.75 per share. The warrant was sold under a subscription agreement for $250,000. As of September 30, 2001, the Company had collected $205,000 against the receivable. During the year ended September 30, 2001, the Company adjusted the purchase price of the warrant to $212,500, resulting in an adjustment to the subscription receivable of $37,500 and a corresponding offset to additional paid-in capital. The remaining balance of $45,000 is reflected as a reduction in stockholders' equity.

In connection with certain private placements of the Company's common stock during the year ended September 30, 2000, the Company issued warrants to purchase 313,999 shares of its common stock. The warrants were immediately exercisable at $1 per share and expire one year from the date of issuance.

The following table summarizes information about the warrants outstanding at September 30, 2001:


                                                                         Weighted-         Weighted-
                                                         Weighted-       Average           Average
                                                          Average        Exercise          Exercise
            Range of                                     Remaining       Price of          Price of
            Exercise       Warrants       Warrants      Contractual      Warrants          Warrants
              Prices     Outstanding     Exercisable        Life        Outstanding       Exercisable
            --------     -----------     -----------    -----------     -----------       -----------
        $       0.75       333,333        333,333         1 year       $       0.75      $       0.75
        $       1.00       313,999        313,999         1 year       $       1.00      $       1.00
                           -------        -------
                           647,332        647,332
                           =======        =======


NOTE 12 - INCOME TAXES

Significant components of the provision for income taxes for the years ended September 30, 2001 and 2000 were as follows:

                                                 2001               2000
                                               -------             -------
        Current
                Federal                      $       -       $           -
                State                                -               1,201
                                               -------             -------
                                                     -               1,201
                                               -------             -------
        Deferred
                Federal                              -                   -
                State                                -                   -
                                               -------             -------
                                                     -                   -
                                               -------             -------
             Provision for income taxes      $       -       $       1,201
                                               =======             =======

A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30, 2001 and 2000 was as follows:


                                                                2001            2000
                                                             -------         -------
        Income tax provision computed at federal statutory
                tax rate                                        34.0%           34.0%
        State taxes, net of federal benefit                      6.0             6.0
        Change in deferred income tax valuation reserve
                and other                                      (40.0)          (40.0)
                                                             -------         -------
                        Total                                      - %             - %
                                                             =======         =======


As of September 30, 2001, the Company had federal net operating loss carryforwards of approximately $9,500,000, which expire through 2016.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of September 30, 2001 consisted of the following:

        Deferred tax asset
                Net operating loss carryforwards        $       3,800,000
                Valuation allowance                             3,800,000

                        Net deferred tax asset          $               -

During the year ended September 30, 2001, the Company did not utilize its federal net operating loss carryforwards.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the years ended September 30, 2001 and 2000, the Company paid rent of $10,349 and $17,500, respectively, to a family member of a Company employee for its primary place of operations.

At September 30, 2001, the Company owed a stockholder of the Company $44,533 under a loan payable agreement. The loan bears interest at 15% per annum and is currently in default.

NOTE 14 - SEGMENT INFORMATION

The Company operates under two business units which have separate management and reporting infra-structures that offer different products and services. The business units have been aggregated into two reportable segments (machine sales and flavorings).

The accounting policies of the reportable segments are the same as those described in Note 4. The Company evaluates the performances of its operating segments based on loss from operations before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the year ended September 30, 2001:

                              Machine
                             Sales and
                               Rentals         Flavorings             Total
                           -----------        -----------         -----------
 Total assets            $     699,747      $   613,047         $   1,312,794
 Revenues                $     238,062      $         -         $     238,062
 Loss from operations    $  (3,258,387)     $   (34,945)        $  (3,293,332)

Segment information for the year ended September 30, 2000 is not shown as the flavorings segment did not begin operations until the year ended September 30, 2001.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to September 30, 2001, the Company issued an aggregate of 3,000,000 shares of common stock for services rendered.




            ITEM 8.  CHANGES IN OR DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE

None.



                             PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF
                         THE EXCHANGE ACT

Directors and Executive Officers

The Directors and executive officers of Pop N Go, Inc. and their ages and positions are set forth below:

        Name                  Age           Title


        Melvin Wyman          64            Chief Executive Officer,
                                            Secretary and Sole Director



MELVIN WYMAN is Chief Executive Officer and Sole Director. Dr. Wyman holds a BA and Ph.D. from the University of California, Los Angeles. He has over 15 years of experience in the design and marketing of specialty vending and video game products. He has served as the CEO of Pop N Go since the Company's inception in 1996. Prior to his involvement with Pop N Go, Dr. Wyman was the Director of US Operations for Sport Active, Inc. Sport Active is a Canadian based developer of an interactive game system developed for the hospitality industry.





                 ITEM 10.  EXECUTIVE COMPENSATION

Director Compensation

Our Directors do not receive any compensation for their services as Directors.

The following table reflects compensation paid or accrued during the indicated fiscal years, which end on September 30 of the indicated year with respect to compensation paid or accrued by Pop N Go, Inc.

-------------------------------------------------------------------------------------------------------------------------------
                                                     SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                                           Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                                              Awards                                      Payouts
                                               --------------------------------------------------------------------------------
                                                                                                                         All
                                                            Annual       Restricted       Securities                    Other
Name and                                                    Compen-        Stock          Underlying       LTIP         Compen-
Principal                                                   sation        Award(s)        Options/        Payouts       sation
Position                Year    Salary($)      Bonus($)       ($)           ($)            SARs (#)         ($)           ($)

Melvin Wyman,           2001    150,000
Chief Executive         2000    150,000        6,000                        111,000
Officer, Secretary      1999    120,000        6,000           0             83,250          n/a           n/a            n/a
and sole Director       1998     96,000            -           -                  -            -



(1) Does not include prerequisites and other personal benefits, securities or property if the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) ten percent of the combined salary and bonus for such person during the applicable year.

No stock options were granted to officers and directors during the Company's fiscal year ended September 30, 2001.



Employment Agreements

 Consulting agreements with each of the officers (through their personal corporation or limited partnership), monthly compensation is currently $8,000 per month for Melvin Wyman.

In addition to direct remuneration, Pop N Go reimburses all employees and consultants for business-related expenses, and provides medical insurance benefits for certain consultants.

Stock Option Plan

On August 31, 1998, the Board of Directors of Pop N Go, Inc. adopted a Stock Option Plan (the "Plan"). This Plan provides for the grant of Incentive Non-Qualified Stock Options to employees selected by the Board of Directors of Pop N Go, Inc. To date, 394,000 options have been granted under the Plan, including 100,000 to Dr. Wyman and 100,000 to Mr. Brokke, at an exercise price of $0.05 per share. At September 30, 2001, 599,500 Options were vested but unexercised, and 102,000 Options had been exercised, at September 30, 2000, 222,000 options were vested but unexercised, and 172,000 options had been exercised. A total of 114,500 options were exercised during the Company's fiscal year ended September 30, 2000.

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

     Name                             Shares

     Melvin Wyman(1)(2)               906,750
     Vernon Brokke

     All Officers and Directors
     as a Group

The addresses for Mr. Wyman is c/o Pop N Go, Inc. 12429 East Putnam Street, Whittier, California 90602.

(1)     Includes 100,000 shares subject to options presently exercisable.

(2)     Held through a wholly-owned corporation, Calblue, Inc.



                 ITEM 11.  CERTAIN RELATIONSHIPS
                     AND RELATED TRANSACTIONS

1. The Company issued in December, 1998, to Pacific Acquisition Group, Inc. ("Pacific") in a private placement transaction exempt from registration under the Securities Act of 1933, 308,070 restricted shares of the Company's common stock, in consideration for services as a "Finder".

2. During the years ended September 30, 2001, 2000 and 1999, the Company paid rent of $18,000 , $17,500 and $19,800, respectively, to a family member of a Company employee for its primary place of operations.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K




A.   Reports on 8-K.

     Included here by reference, and thereby incorporated herein, is Registrant's Form 8-K Current Report filed with the SEC on July 31, 2001.


B.   Exhibits

     3.1     Articles of Incorporation and Amendments(1)
     3.1(a) Amendment to Articles of Incorporation of July 30, 2001 3.1(b) Amendment to Articles of Incorporation of February 7, 2002.
     3.2     Bylaws(1)
    10.1     Lease Agreement (Whittier, California)(1)
    10.12    Employment Agreement with Calblue, Inc.(1)
    10.13    Employment Agreement with Gwendolyn Investments, LP(1)
    24.1     Consent of Singer, Lewak, Greenbaum & Goldstein, LLP


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


                                     POP N GO, INC.


Date: February 15, 2002      By: /s/ Mel Wyman
                                     -------------
                                     Mel Wyman
                                     Chief Executive Officer and Sole Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature:              Capacity in Which Signed:                       Date:


By: /s/ Mel Wyman       Chief Executive Officer and Sole Director       February 15 , 2002
        ----------
        Mel Wyman
