Form 10QSB
period 2001-12-31
POP N GO INC
filed 2002-02-25
CIK 1071819

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for quarterly period ended
                                December 31, 2001.

        (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE OF 1934 for the transition period from
                         ______________ to _________________


                       Commission file number: 333-88837


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes   No  .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 49,672,999

Transitional Small Business Disclosure Format (Check One): Yes   No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                                POP N' GO, INC.
                                BALANCE SHEETS

                                                December 31,      September 30,
                                                    2001              2001
                                                (Unaudited)        (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                     $      9,775      $     90,874
  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $6,017 ($6,017 at Sept 30, 2001)                  13,474            12,380
    Prepaid expenses                                     895               895
    Deposits                                               -                 -
                                                  ----------        ----------
    Total current assets                              24,144           104,149

Property and equipment, net                           25,933            29,266
Inventories, net of reserve $9,400                   278,352           340,331
Intangible assets, net                               194,169           198,001
Goodwill, net                                        613,047           613,047
Other assets                                          28,000            28,000
                                                  ----------        ----------
Total assets                                   $   1,163,645      $  1,312,794
                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion capital lease obligation     $       2,790      $      2,790
  Short-term note payable                            635,418           595,715
  Loan payable - related party                        57,867            44,533
  Convertible debt                                 1,555,515         1,531,170
  Accounts payable                                   420,983           414,321
  Accrued liabilities                                713,438           628,478
  Customer deposits                                   31,855            31,855
                                                  ----------        ----------
      Total current liabilities                    3,417,866         3,248,862
                                                  ----------        ----------
Stockholders' deficit
Common stock, par value $.001 per share,
  authorized 50,000,000 shares, issued
  and outstanding 37,566,636 shares at
  December 31, 2001 and 27,133,381 shares at
  September 30, 2001                                  37,566            27,133
Common stock committed                               709,209           838,553
Subscription receivable                             (174,567)         (186,967)
Additional paid in capital                         8,849,474         8,538,102
Retained deficit                                 (11,675,903)      (11,152,889)
                                                  ----------        ----------
Total stockholders' deficit                       (2,254,221)       (1,936,068)
                                                  ----------        ----------
Total liabilities and stockholders'
  equity                                       $   1,163,645      $  1,312,794
                                                  ==========        ==========






                                   POP N' GO, INC.
                               STATEMENT OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001 AND 2000
                                     (UNAUDITED)


                                                                      Three Months
                                                                    Ended December 31,
                                                                2001                  2000
                                                             --------               --------
Cash flows from operating activities
     Net income (loss)                                  $    (523,014)          $   (550,031)
Adjustments to reconcile net income
     (loss to net cash provided by
     operating activities:
     Depreciation and amortization                              7,165                  3,333
     Issuance of common stock for services                     31,200                131,000
     Interest on conversion of convertible debt                 2,513                      -

Changes in assets and liabilities:
     Accounts receivable                                       (1,094)                24,198
     Inventories                                               61,979                 45,469
     Prepaid expenses                                               -                (19,825)
     Deposits                                                       -                  2,111
     Other accounts payable and accrued expenses              144,660                174,915
                                                             --------               --------
Net cash provided by operating activities                    (276,591)              (188,831)

Cash flows from investing activities:
     Capital expenditures                                           -                      -
                                                             --------               --------
Net cash (used in) investing activities                             -                      -
                                                             --------               --------
Net cash (used in) financing activities
     Stock issuance costs                                           -                   (500)
     Convertible debentures                                   130,356                 90,000
     Common stock                                               2,115                    100
     Subscription receivable                                   12,400                 67,500
     Additional paid in capital                                50,621                      -
                                                             --------               --------
Net cash (used in) financing activities                       195,492                157,100
                                                             --------               --------
Net decrease in cash and cash equivalents                     (81,099)               (31,731)
Cash and cash equivalents,
     beginning of period                                       90,874                 57,742
                                                             --------               --------
Cash and cash equivalents,
     end of period                                     $        9,775          $      26,011
                                                           ==========             ==========
Supplemental disclosure of cash flow information

Cash paid during the period for:
     Interest                                          $       72,979          $      63,972
                                                           ==========             ==========
     Income taxes                                      $            -          $           -

                                                           ----------             ----------






                                POP N' GO, INC.
                            STATEMENT OF OPERATIONS
          FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                    Three Months
                                                                  Ended December 31,
                                                               2001                2000
                                                            --------             --------
Net sales                                              $      20,820         $     90,668
Cost of goods sold                                            62,232               90,379
                                                            --------             --------
     Gross profit (loss)                                     (41,412)                 289
                                                            --------             --------
Operating expenses:
     Administrative and general                              414,477              482,276
     Development costs                                             -                4,072
                                                            --------             --------
Total operating expenses                                     414,477              486,348
                                                            --------             --------
Operating loss                                              (455,889)            (486,059)
Interest expense                                             (72,979)             (63,972)
Other income                                                   5,854                    -
                                                            --------             --------
Income (loss) before income taxes                           (523,014)            (550,031)
Provision for income taxes                                         -                    -
                                                            --------             --------
Net profit (loss)                                           (523,014)        $   (550,031)

Retained deficit, beginning of period                    (11,152,889)          (7,688,191)

Retained deficit, end of period                          (11,675,903)          (8,238,222)

Per common share information:
     Net earnings (loss)                               $    (523,014)        $   (550,031)
                                                          ==========           ==========
Earnings (loss) per share:                             $       (0.01)        $      (0.07)
                                                          ==========           ==========
Weighted average shares outstanding used in the
     per share calculation:
     Basis and diluted                                    37,566,636            8,336,449
                                                          ==========           ==========




                       POP N' GO, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                (UNAUDITED)



1. Summary of significant accounting policies:

Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended December 31, 2001 and 2000.

Certain information and footnote disclosures normally included in financial principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited financial statements as of September 30, 2001.

Principles of consolidation: The Company's consolidated financial statements include the accounts of the Pop N Go, Inc. and its wholly-owned subsidiaries, Nuts To Go, Inc and Branax, LLC. All intercompany balances and transactions have been eliminated.

2. Going concern issues

The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. As of December 31, 2001, substantially all of the convertible debt and notes payable are in default.

3. Inventories

During the quarter ended December 31, 2001 the company reclassified its inventories to long-term assets due to the nature of the company's operations. The company has changed its revenue model to be primarily focused on revenue sharing arrangements. Under these arrangements, inventories are required to be classified as long-term and amortized over their useful lives.

4. Debt financing:

During the three months ended December 31, 2001, the Company received proceeds of $130,356 from the issuance of convertible notes. The notes bear interest at a rate of 15% annum and mature on various dates. The notes were immediately convertible at the option of the note holder at a rate of 40,000 shares of common stock for every $10,000 borrowed.

In addition, the holders of convertible debt converted principle in the amount of $107,611 into 6,804,960 shares of common stock.

5. Stockholders' deficit

During the three months ended December 31, 2001, the Company issued 1,040,000 shares of common stock for consulting services valued at $31,200.

During the three months ended December 31, 2001 the Company issued 2,115,175 shares of its common stock pursuant to a regulation "S" offering to an offshore company at a 40% discount to market for proceeds in the amount of $52,734.

6. Loss per share:

Loss per share for the 2001 and 2000 periods were computed by dividing net loss by the weighted average number of shares outstanding. Basic and diluted loss per share is the same because the effects of unconverted debt, options and warrants would be anti-dilutive.


Item 2. Management's Discussion and Analysis or Plan of Operations


Three Months Ended December 31, 2001 Versus Period Ended December 31, 2000

Results of Operations

The Company incurred a net loss of $523,014 for the period ended December 31, 2001 as compared to a net loss of $550,031 for the period ended December 31, 2000. This loss represents a loss from operations of $455,889 and $486,059 for the period ended December 31, 2001 and 2000, respectively. The net loss also includes interest expense and other income totaling $67,125 and $63,972 for the three months ended December 31, 2001 and 2000, respectively.

Total revenues for the period ended December 31, 2001 were $20,820 as compared to $90,668 for the period ended December 31, 2000. This represents a decrease in revenues of 77.0% over the same period in the prior year. This decrease was primarily due to the Company focusing its sales efforts on placing Company owned and operated machines which produce a long term revenue stream.

Total cost of goods sold for the period ended December 31, 2001 was $62,232 as compared to $90,379 for the period ended December 31, 2000. The gross profit on the equipment sales went from .3% for the period ended December 31, 2000 to -199% for the period ended December 31, 2001.

Total operating expenses consist primarily of general and administrative expenses. For the period ended December 31, 2001, total operating expenses were $414,477. For the period ended December 31, 2000, total operating expenses were $486,348. This represents a 14.8% decrease over the same period in the prior year.

General and administrative expenses for the period ended December 31, 2001 were $414,477 as compared to $482,276 for the period ended December 31, 2000. This represents a decrease of 14.1% over the same period in the prior year.

Interest expense went from $63,972 for the period ended December 31, 2000 to $72,979 for period ended December 31, 2001.

Liquidity and Capital Resources

As of December 31 2001, the Company had cash and cash equivalents of $9,775 as compared to cash and cash equivalents of $26,011 as of December 31, 2000. At December 31, 2000, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($1,252,703) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($3,393,722) as of December 31, 2001. Net cash used in operating activities was $276,591 for period ended December 31, 2001 and $188,831 for the period ended December 31, 2000. Net cash from financing activities was $195,492 for period ended December 31, 2001, as compared to $157,100 for the period ended December 31, 2000. The principal use of cash for the period ended December 31, 2001 was to fund the net loss from operations for the period. The Company raised a total of $195,492 from the issuance of common stock, net of stock issuance costs, loan from a private lender and the issuance of convertible debentures during the period ended December 31, 2001, and this was used to fund the net loss from operations.

The Company's auditors have included an explanatory paragraph relating to its ability to continue as a going concern as of and for the year ended September 30, 2001, in their Report of Independent Certified Public Accountants included in the Company's audited financial statements filed with its Form 10-KSB For the year ended September 30, 2001. For the quarter ended December 31, 2001, The Company incurred a net loss of $523,014, negative cash flows from operations of $276,591 and an accumulated deficit of $11,675,903. In addition The Company was in default on many of its debt obligations. The auditors consider these factors to raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's management believes the funds provided from private placements may not be sufficient to finance the Company for the next 12 months. The Company is attempting to procure additional sources of financing in the event that the capital available as of Decembe 31, 2001 is insufficient. Other sources may include, but not be limited to, an equity investment in the Company by a third party. There are, however, no assurances that the Company will be able to successfully obtain additional financing at terms acceptable to the Company.


PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        None.


Item 2. Changes in Securities


                Title &                                 Nature &                Underwriting
                Amount of               Principal       Amount of               Discounts &      Exemption
  Date          Securities              Underwriters    Consideration           Commissions     Relied Upon
-----------     ----------              ------------    --------------          ------------    -----------
Fiscal Year     1,040,000               None            Consulting Services     None            4(2)
Ended 9/02      Common Stock                            Accredited Person

Fiscal Year     2,115,175               None            Cash, Offshore          None            Reg S
Ended 9/02      Common Stock                            Purchaser
                                                        $52,734.00
                                                        Offshore Person


Item 3. Defaults in Senior Securities

        None.

Item 4. Submission of Matters to Vote of Security Holders

On November 15, 2001, shareholders owning a majority of the Company's outstanding common stock, acting by written consent, voted to amend the Company's Articles of Incorporation to increase common stock from 50,000,000 shares of $0.001 par value stock to 100,000,000 shares of $0.001 par value stock. On February 7, 2002, an amendment to the Certificate of Incorporation of the Company was accordingly filed, increasing the Company's authorized common stock to 100,000,000 shares of Common Stock having a $0.001 per share par value.



Item 5. Other Information

        None.


Item 6. Exhibits and Reports on Form 10Q-SB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

        Exhibit No.             Reference

        3.1   *                 Certificate of Incorporation of Pop N Go, Inc.
        3.2   *                 Bylaws
        3.3                     Certificate of Amendment of Certificate of
                                Incorporation changing Pop N Go, Inc. authorized shares of Common Stock to 100,000,000, par value
                                $0.001 per share.


*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 25th day of February, 2002.

                                                POP N GO, INC.


                                      By:   /s/ Melvin Wyman
                                                --------------
                                                Melvin Wyman
                                                Chief Financial Officer