Form 10KSB/A
period 2001-09-30
POP N GO INC
filed 2002-03-27
CIK 1071819

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549


                                 Form 10-KSB/A

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
                                                                             ---------
Commitments and contingencies

Stockholders' deficit
        Common stock, $0.001 par value
               100,000,000 shares authorized
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
