Form 10QSB/A
period 2001-12-31
POP N GO INC
filed 2002-03-27
CIK 1071819

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                                POP N' GO, INC.
                                BALANCE SHEETS

                                                December 31,      September 30,
                                                    2001              2001
                                                (Unaudited)        (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                     $      9,775      $     90,874
  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $6,017 ($6,017 at Sept 30, 2001)                  13,474            12,380
    Prepaid expenses                                     895               895
    Deposits                                               -                 -
                                                  ----------        ----------
    Total current assets                              24,144           104,149

Property and equipment, net                           25,933            29,266
Inventories, net of reserve $9,400                   278,352           340,331
Intangible assets, net                               194,169           198,001
Goodwill, net                                        613,047           613,047
Other assets                                          28,000            28,000
                                                  ----------        ----------
Total assets                                   $   1,163,645      $  1,312,794
                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion capital lease obligation     $       2,790      $      2,790
  Short-term note payable                            635,418           595,715
  Loan payable - related party                        57,867            44,533
  Convertible debt                                 1,555,515         1,531,170
  Accounts payable                                   420,983           414,321
  Accrued liabilities                                713,438           628,478
  Customer deposits                                   31,855            31,855
                                                  ----------        ----------
      Total current liabilities                    3,417,866         3,248,862
                                                  ----------        ----------
Stockholders' deficit
Common stock, par value $.001 per share,
  authorized 100,000,000 shares, issued
  and outstanding 37,566,636 shares at
  December 31, 2001 and 27,133,381 shares at
  September 30, 2001                                  37,566            27,133
Common stock committed                               709,209           838,553
Subscription receivable                             (174,567)         (186,967)
Additional paid in capital                         8,849,474         8,538,102
Retained deficit                                 (11,675,903)      (11,152,889)
                                                  ----------        ----------
Total stockholders' deficit                       (2,254,221)       (1,936,068)
                                                  ----------        ----------
Total liabilities and stockholders'
  equity                                       $   1,163,645      $  1,312,794
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