Form 10QSB
period 2002-03-31
POP N GO INC
filed 2002-05-20
CIK 1071819

===============================================================================

              QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2002

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.

===============================================================================

                      Commission File Number: 333-88837


                                POP N GO, INC.
       (Exact name of small business issuer as specified in its charter)

                      Delaware                      95-4603172
           (State or other jurisdiction of        (IRS Employer
            incorporation or organization)      identification No.)


                           12429 East Putnam Street
                          Whittier, California 90602
                   (Address of principal executive offices)

                                (562) 945-9351
                          (Issuer's telephone number)


             (Former name, former address and former fiscal year,
                         if changed since last report)

===============================================================================

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: ___________

Transitional Small Business Disclosure Format (Check One): Yes ___  No ___


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Contents                                  Page
--------                                 ------
BALANCE SHEETS.............................F-2

INTERIM STATEMENTS OF OPERATIONS...........F-3

INTERIM STATEMENTS OF CASH FLOWS...........F-4

NOTES TO INTERIM FINANCIAL STATEMENTS......F-5,6


                               POP N' GO, INC.
                               BALANCE SHEETS

                                                  March 31,        September 30,
                                                    2002               2001
                                                (Unaudited)          (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                     $      1,062      $     90,874
  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $5,373 ($6,017 at Sept 30, 2001)                   9,915            12,380
    Inventories, net of reserve $9,400               210,868           340,331
  Prepaid expenses                                       895               895
                                                   ----------       ----------
    Total current assets                             222,740           444,480

Rental inventory, net                                 84,686
Property and equipment, net                           25,361            29,266
Intangible assets, net                               144,000           198,001
Goodwill, net                                        613,047           613,047
Other assets                                          28,000            28,000
                                                  ----------        ----------
Total assets                                   $   1,117,834      $  1,312,794
                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion capital lease obligation     $       2,790      $      2,790
  Short-term note payable                            578,844           595,715
  Loan payable - related party                        39,936            44,533
  Convertible debt                                 1,490,115         1,531,170
  Accounts payable                                   441,383           414,321
  Accrued liabilities                                849,650           628,478
  Customer deposits                                   47,487            31,855
                                                  ----------        ----------
      Total current liabilities                    3,450,205         3,248,862
                                                  ----------        ----------
Stockholders' deficit
Common stock, par value $.001 per share,
  authorized 100,000,000 shares, issued
  and outstanding 57,528,228 shares at
  March 31, 2002 and 27,133,381 shares at
  September 30, 2001                                  55,528            27,133
Common stock committed                               606,759           838,553
Subscription receivable                             (174,567)         (186,967)
Additional paid in capital                         9,469,533         8,538,102
Retained deficit                                 (12,289,624)      (11,152,889)
                                                  ----------        ----------
Total stockholders' deficit                       (2,332,371)       (1,936,068)
                                                  ----------        ----------
Total liabilities and stockholders'
  equity                                       $   1,117,834      $  1,312,794
                                                  ==========        ==========

See accompanying notes to financial statements.

                               POP N' GO, INC.
                           STATEMENT OF CASH FLOWS
            FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2002 AND 2001
                                 (UNAUDITED)


                                                                       Six Months
                                                                     Ended March 31,
                                                                2002                  2001
                                                             --------               --------
Cash flows from operating activities
     Net income (loss)                                  $  (1,136,735)         $  (1,364,072)
Adjustments to reconcile net income
     (loss to net cash provided by
     operating activities:
     Depreciation and amortization                             67,270                  6,667
     Stock issued for services                                123,347                531,900
     Convertible debenture                                     94,825                      -

Changes in assets and liabilities:
     Accounts receivable                                        2,465                 70,647
     Inventories                                               38,264                 (1,452)
     Prepaid expenses                                               -                 (8,220)
     Deposits                                                       -                  2,111
     Other accounts payable and accrued expenses              282,397                371,516
                                                             --------               --------
Net cash provided by operating activities                    (528,127)              (390,903)

Cash flows from investing activities:
     Capital expenditures                                      (2,850)                     -
                                                             --------               --------
Net cash provided by investing activities                      (2,850)                     -
                                                             --------               --------
Net cash from financing activities:
     Stock issuance costs                                           -                   (500)
     Convertible debentures                                   251,669                240,000
     Common stock                                               8,182                100,000
     Subscription receivable                                   12,360                 67,500
     Additional paid in capital                               168,954                    100
                                                            ---------               --------
Net cash provided by financing activities                     441,165                407,100
                                                            ---------               --------
Net decrease in cash and cash equivalents                     (89,812)                16,197
Cash and cash equivalents,
     beginning of period                                       90,874                 57,742
                                                             --------               --------
Cash and cash equivalents,
     end of period                                     $        1,062           $     73,939
                                                           ==========             ==========
Supplemental disclosure of cash flow information

Cash paid during the period for:
     Interest                                          $      204,131           $    107,776
                                                           ==========             ==========
     Income taxes                                      $            -           $          -

                                                           ----------             ----------

See accompanying notes to financial statements.




                               POP N' GO, INC.
                           STATEMENT OF OPERATIONS
            FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2002 AND 2001
                                 (UNAUDITED)


                                                                     Three Months                          Six Months
                                                                    Ended March 31,                    Ended  March  31,
                                                               2002                2001            2002                 2001
                                                            --------             --------       ---------             ---------
Net sales                                              $      74,670         $     36,889     $    95,490          $    127,557
Cost of goods sold                                            38,195               36,771          47,427               127,151
                                                            --------             --------       ---------             ---------
     Gross profit                                             36,475                  118          48,063                   406
                                                            --------             --------       ---------             ---------
Operating expenses:
     Administrative and general                              524,141              767,804         993,118             1,250,079
     Development costs                                             -                  176               -                 4,248
                                                            --------             --------       ---------             ---------
Total operating expenses                                     524,141              767,980         993,118             1,254,327
                                                            --------             --------       ---------             ---------
Operating loss                                              (487,666)            (767,862)       (945,055)           (1,253,921)
Interest expense                                            (131,153)             (46,179)       (204,131)             (110,151)
Other income                                                   5,097                    -          12,451                12,451
                                                            --------             --------       ---------             ---------
Loss before income taxes                                    (613,722)            (814,041)     (1,136,735)           (1,364,072)
Provision for income taxes                                         -                    -               -                     -
                                                            --------             --------       ---------             ---------
Net  loss                                              $    (613,722)       $    (814,041)    $(1,136,735)         $ (1,364,072)

Per common share information:
     Net loss                                          $    (613,722)       $    (814,041)    $(1,136,735)         $ (1,364,072)
                                                           ==========           ==========     ===========          ============
Earnings (loss) per share:                             $       (0.01)       $       (0.09)    $     (0.03)         $      (0.15)
                                                           ==========           ==========
Weighted average shares outstanding used in the
     per share calculation:
     Basis and diluted                                    47,547,457            9,241,199      42,330,829             9,077,449
                                                          ==========           ==========      ==========            ==========

See accompanying notes to financial statements.


                        POP N' GO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended March 31, 2002 and 2001.

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

2. GOING CONCERN ISSUES

   The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. As of March 31, 2002 substantially all of the convertible debt is in default.

3. DEBT FINANCING:

   During the six months ended March 31, 2002, the Company received proceeds of $251,669 from the issuance of convertible debentures. The convertible debentures bear interest at a rate of 15% annum and mature on various dates. The debentures were immediately convertible at the option of the note holder at a rate of 40,000 shares of common stock for every $10,000 borrowed.

   CONVERTIBLE DEBENTURES WITH WARRANTS

   Of these convertible debentures, $149,000 of the convertible debentures had attached warrants. Only $55,000 of the debentures were deemed to have a beneficial conversion feature for which the Company recorded $55,000 of interest expense. The warrants ranged in exercise price from $.02 to $.05, life of one to three years from date of issuance, and vested immediately.

4. INCOME OR LOSS PER SHARE:

   Income or Loss per share for the 2002 and 2001 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding.

5. EQUITY

   COMMON STOCK

   During the quarter ended March 31, 2002, the Company had the following common stock issuances: The Company issued 3,092,228 common stock shares valued at $75,573 to consultants in exchange for services. The Company also issued 5,066,363 common stock shares valued at $131,460 for cash. In addition, the Company issued 7,300,000 common stock shares valued at $226,538 to debenture holders for converting their debt to common stock. The Company issued 2,000,000 common stock shares valued at $40,000 to a related party for consulting services. The Company issued 500,000 common stock shares valued at $10,000 to a customer in exchange for inventory previously sold. The Company also issued 2,000,000 common stock shares valued at $50,000 to convertible debenture holders as collateral. A third party is holding the collateral common stock shares. The debenture holder has the right to convert, at anytime, the convertible debenture into common stock shares.

   WARRANTS

   During the quarter ended March 31, 2002, the Company issued warrants totaling 2,005,000 to a venture capital group and investor. The warrants were accounted for as a non-cash transaction only since the issuance was related to the cost of raising equity. The total consists on three warrant issuances. The first issuance was issued on January 3, 2002, which totaled 1,000,000 warrants with an exercise price of $.012, life of three years from date of issuance, and vested immediately. The second issuance was also issued on January 3, 2002, which totaled 1,000,000 warrants with an exercise price of $.02, life of three years from date of issuance, and vested immediately. The third issuance was issued on March 25, 2002, which totaled 5,000 warrants with an exercise price of $.04, life of one year from date of issuance, and vested immediately.

6. SUBSEQUENT EVENTS

   CONVERTIBLE DEBENTURES WITH WARRANTS

   Subsequent to the six months ended March 31, 2002, the Company received proceeds of $250,000 from the issuance of convertible notes. The note bears interest at 12% per annum, simple interest, interest payable quarterly, commencing 90 days from date, with principal and all accrued interest all due and payable in 2004. The note was immediately convertible at the option of the note holder at a rate of 40,000 shares of common stock for every $10,000 borrowed. The holder also was granted the right to purchase fully paid and non-assessable common shares in the capital of the Company having an aggregate agreed value of $300,000, as valued by a valuation formula. Such formula is computed as follows: each share of common stock shall be valued at the lesser of $0.016 per share or 50% of the average closing bid price of Company's common stock over the five trading days preceding the date of warrant exercise. Also, the holder was granted the right to purchase 50,000 fully paid and non-assessable common shares in the capital of the Company at a purchase price set by before mentioned valuation formula.

   Convertible Debentures

   Subsequent to the six months ended March 31, 2002, the Company received proceeds of $145,072 from the issuance of several convertible notes. The notes bear interest at a rate of 15% annum and mature on various dates. The notes were immediately convertible at the option of the note holder at a rate of 40,000 shares of common stock for every $10,000 borrowed.

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

   The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                               THREE MONTHS                 SIX MONTHS
                                              ENDED MARCH 31,              ENDED MARCH 31,
                                           2002           2001           2002          2001
                                         -------        -------        -------      --------
Net sales                                  100.0%         100.0%         100.0%       100.0%

Cost of sales                               51.2           99.7           49.7         99.7
                                         -------        -------        -------      --------

Gross profit                                48.8             .3           50.3           .3


Administrative and general expenses        701.9        2,081.4        1,040.0        980.0
Development costs                            0.0            0.5            0.0          3.3
                                         -------        -------        -------      --------

Loss from operations                      (653.1)      (2,081.6)        (989.7)      (983.0)
Interest expense                          (175.6)        (126.2)        (213.8)       (86.4)
Other income                                 6.8              -           13.0            -
                                         -------        -------        -------      --------

Income (loss) before income taxes         (821.9)      (2,207.8)      (1,190.5)    (1,069.4)
Provision for income taxes                     -              -              -             -
                                         -------        -------        -------      --------

Net income (loss)                         (821.9)%     (2,207.8)%     (1,190.5)%   (1,069.4)%
                                         =======        =======        =======      ========


THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

        The Company incurred a net loss of $613,722 for the period ended March 31, 2002 as compared to a net loss of $814,041 for the period ended March 31, 2001. This loss represents a loss from operations of $487,666 and $767,862 for the period ended March 31, 2002 and 2001, respectively. The net loss also includes interest expense and other income totaling $126,056 and $46,179 for the period ended March 31, 2002 and 2001, respectively.

        Total revenues for the period ended March 31, 2002 were $74,670 as compared to $36,899 for the period ended March 31, 2001. This represents an increase in revenues of 102% over the same period in the prior year. This increase was primarily due to an increase in popcorn sales during 2002 at revenue sharing locations.

        Total cost of goods sold for the period ended March 31, 2002 was $38,195 as compared to $36,771 for the period ended March 31, 2001. The gross profit percent on the equipment sales was .30 % for the period ended March 31, 2001 and 48.8% for the period ended March 31, 2002.

        Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended March 31, 2002, total operating expenses were $524,141. For the period ended March 31, 2001, total operating expenses were $767,980. This represents a 32% a decrease over the same period in the prior year.

        General and administrative expenses for the period ended March 31, 2002 was $524,141 as compared to $767,804 for the period ended March 31, 2001. This represents a decrease of 32% over the same period in the prior year.
This decrease was primarily due to decreases in salaries and wages paid to employees and consultants.

        Interest expense and other income went from $46,179 for the period ended March 31, 2001 to $126,056 for the period ended March 31, 2002. This represents an increase in interest expense of 173% from the prior year. This increase was due primarily to additional convertible debentures issued.

SIX MONTHS ENDED MARCH 31, 2002 VERSUS SIX MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

        The Company incurred a net loss of $1,136,735 for the period ended March 31, 2002 as compared to a net loss of $1,364,072 for the period ended March 31, 2001. This loss represents a loss from operations of $945,055 and $1,253,921 for the period ended March 31, 2002 and 2001, respectively. The net loss also includes interest expense and other income totaling $191,680 and $110,151 for the period ended March 31, 2002 and 2001, respectively.

        Total revenues for the period ended March 31, 2002 were $95,490 as compared to $127,557 for the period ended March 31, 2001. This represents a decrease in revenues of 25% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2002 and due to the Company's emphasis on revenue sharing locations, which did not begin to contribute a significant share of Company sales until the second quarter of 2002.

        Total cost of goods sold for the period ended March 31, 2002 was $47,427 as compared to $127,151 for the period ended March 31, 2001. The gross profit percent on the equipment sales was 50.3% for the period ended March 31, 2002 and .3% for the period ended March 31, 2001.

        Total operating expenses consist primarily of development expenses and general and administrative expenses. For the period ended March 31, 2002, total operating expenses were $993,118. For the period ended March 31, 2001, total operating expenses were $1,254,327. This represents a 20.8% decrease over the same period in the prior year.

        General and administrative expenses for the period ended March 31, 2002 was $993,118 as compared to $1,250,079 for the period ended March 31, 2001. This represents a decrease of 21% over the same period in the prior year. This decrease was primarily due to lower salaries and wages paid to employees and consultants.

        Interest expense and other income went from $110,151 for the period ended March 31, 2001 to $191,680 for the period ended March 31, 2002. This represents an increase in interest expense of 74% from the prior year. This increase was due primarily to additional convertible debentures issued.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2002, the Company had cash and cash equivalents of $1,062 as compared to cash and cash equivalents of $90,874 as of September 30, 2001. At September 30, 2001, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $2,804,382 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $3,227,465 as of March 31, 2002. Net cash used in operating activities was $528,127 for the period ended March 31, 2002 and $390,903 for the period ended March 31, 2001. The principal use of cash for the period ended March 31, 2002 was to fund the net loss from operations for the period. The Company raised a total of $441,165 from the issuance of common stock, net of stock issuance costs and the issuance of convertible debentures during the period ended March 31, 2002, and this was used to fund the net loss from operations.

GOING CONCERN ISSUES

        As of March 31, 2002 substantially all of the convertible debt is in default. The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

        Net cash from financing activities was $441,165 for the period ended March 31, 2002 as compared to $407,100 for the period ended March 31, 2001.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and judgments that affect the reporte d amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgements. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

        Rental inventory is amortized to an estimated salvage value over an estimated useful life of seven years. Used equipment inventory is sold as used and the unamortized cost is charged to cost of sales. We amortize the cost of rental inventory using the straight-line method designed to approximate the rate of revenue recognition. We believe that our amortization rates, salvage values, and useful lives are appropriate in our existing operating environment.

        The Company recognizes revenues at the time products are shipped. Revenue streams are generated from (1) the sale of the Pop N Go vending machines; and (2) the operation of Company owned revenue share machines, which are owned by the Company, and are typically located in airports, shopping malls and high traffic locations. The owner or operator and the Company share the revenue generated by Company owned machines. Company personnel provide maintenance and collection services for revenue sharing machines. It is estimated that up to 50% of the Company's machines will be operated on a revenue sharing program. The Company also has in market testing, Branax's popcorn flavorings, and anticipates generating revenues in 2002 from the sale of this product. There is of course no assurance that the Company will be successful or will realize profits from its activities.

        We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the industry, the market valuation of our common stock and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may record impairment charges as needed.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company adopted SFAS No. 142 on October 2001.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 has not had a material impact, if any, on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        None.


ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 10Q-SB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

        Exhibit No.             Reference
        -----------             -----------
        3.(i)*                  Certificate of Incorporation of Pop N Go, Inc.
        3.(ii)*                 Bylaws



* Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 17th day of May, 2002.

POP N GO, INC.


By:  /s/ Melvin Wyman
         ------------
         Melvin Wyman,
         Chief Financial Officer