Form 10QSB
period 2002-06-30
POP N GO INC
filed 2002-08-19
CIK 1071819

================================================================================

                              United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB


                                (Mark one)
       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE  ACT OF 1934 For
                   the quarterly period ended 06/30/02

               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT
                        For the transition period
                      from __________ to ___________

                         Commission file number:


                              POP N GO, INC.
    (Exact name of small business issuer as specified in its charter)

                  Delaware                        95-4603172
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

================================================================================


            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [  ]  No [  ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

       State  the  number  of shares outstanding  of  each  of  the
       Issuer's  classes  of  common  equity,  as  of  the   latest
                       practicable date: 72,853,228


       Transitional Small Business Disclosure Format (Check  One):
                            Yes [  ]  No [ x ]



                                      INDEX


                                                                           Page
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS - NOT REVIEWED ..........................F-1 - F-3

        CONSOLIDATED BALANCE SHEETS.........................................F-1

        CONSOLIDATED STATEMENTS OF OPERATIONS...............................F-2

        CONSOLIDATED STATEMENTS OF CASH FLOWS...............................F-3

NOTES TO FINANCIAL STATEMENTS.........................................F-4 - F-5

Item 2. Managements Discussion and Analysis of Financial Condition
        And Results of Operations.............................................2

Part II.        OTHER INFORMATION

Item 1. Legal Proceedings.....................................................6

Item 2. Changes in Securities and Use of Proceeds.............................6

Item 3. Defaults Upon Senior Securities.......................................6

Item 4. Submission of Matters to a Vote of Security Holders...................6

Item 5. Other Information.....................................................6

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......7

SIGNATURES....................................................................8






                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                        POP N' GO, INC.
                        BALANCE SHEETS

                                           June 30,      September 30,
                                             2002            2001
                                          (Unaudited)      (Audited)
                                          ----------      ----------

                               ASSETS

Current assets:
  Cash and cash equivalents               $    11,983    $    90,874

  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $5,373 ($6,017 at Sept 30, 2001)            5,581         12,380
    Inventories, net of reserve $9,400        254,119        340,331
    Prepaid expenses                              895            895

    Total current assets                      272,578        444,480

Rental inventory, net                         105,729
Property and equipment, net                    24,094         29,266
Intangible assets, net                        117,001        198,001
Goodwill                                      613,047        613,047
Discount on Convertible Debentures, net       137,500              -
Other assets                                  146,573         28,000

Total assets                              $ 1,416,522    $ 1,312,794



          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion capital lease
obligation                               $      2,790   $      2,790
  Short-term notes payable                    735,063        595,715
  Loan payable - related party                 41,602         44,533
  Convertible debt                          1,961,649      1,531,170
  Accounts payable                            383,618        414,321
  Accrued liabilities                         663,166        628,478
  Accrued liabilities - related parties       153,000              -
  Customer deposits                            31,855         31,855

      Total current liabilities          $  3,972,743   $  3,248,862

Stockholders' equity:
Common stock, par value $.001 per share,
  authorized 100,000,000 shares, issued
  and outstanding 70,128,227 shares at
  June 30, 2002 and 27,133,381 shares at
  September 30, 2001                           70,128         27,133
Common stock committed                        606,759        838,553
Subscription receivable                     (173,644)       (186,967)
Additional paid in capital                 10,440,773      8,538,102
Retained deficit                          (13,500,237)   (11,152,889)


Total stockholders' equity                 (2,556,221)    (1,936,068)

Total liabilities and stockholders'
  equity                                 $  1,416,522   $  1,312,794


See accompanying notes to financial statements.

                         POP N' GO, INC.
                    STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH AND NINE MONTH PERIODS
                  ENDED JUNE 30, 2002 AND 2001
                           (UNAUDITED)


                                       Three Months                   Nine Months
                                     2002        2001              2002          2001
                                 ----------    ---------        ----------     ---------

Net sales                       $    62,211   $   86,984       $   157,700   $   214,541
Costs of goods sold                   9,513       81,371            56,940       213,871
                                 ----------    ---------        ----------     ---------
   Gross profit                      52,698        5,613           100,760           670
                                 ----------    ---------        ----------     ---------
Operating expenses:
  Administrative and general        889,669      470,655         1,882,225     1,717,759
  Development costs                   1,841          230             2,402         4,479
                                 ----------    ---------        ----------     ---------
Total operating expenses            891,510      470,885         1,884,627     1,722,238

Operating loss                     (838,812)    (465,272)       (1,783,867)   (1,721,568)
Interest expense                   (377,229)     (97,862)         (581,361)     (229,075)
Other income                          5,428                         17,880
                                 ----------    ---------        ----------     ---------
Income (loss) before
  income taxes                   (1,210,613)    (563,134)       (2,347,348)   (1,950,643)
Provision for income taxes                -            -                 -             -
                                 ----------    ---------        ----------     ---------

Net profit (loss)               $(1,210,613)  $  (563,134)     $(2,347,348)  $(1,950,643)

Per common share information:
  Net earnings (loss)           $(1,210,613)  $  (563,134)     $(2,347,348)  $(1,950,643)
                                 ==========     =========       ==========     =========
Earnings (loss) per share:
  Basic and diluted             $     (0.02)  $     (0.05)     $     (0.05)  $     (0.19)
                                 ==========     =========       ==========     =========
Weighted average shares
  outstanding used in the
  per share calculation:
    Basic and diluted            63,190,727    11,553,495       48,993,304     6,603,093
                                 ==========     =========       ==========     =========

See accompanying notes to financial statements.


                        POP N' GO, INC.
                   STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                          (UNAUDITED)

                                              Nine Months
                                             Ended June 30,
                                          2002           2001
                                       ----------     ----------
Cash flows used in operating
activities
   Net income (loss)                 $ (2,347,348)  $ (1,950,643)


Adjustments to reconcile net income
 (loss to net cash provided by
 operating activities:
   Depreciation and amortization          113,494         10,000
   Stock issued for services            1,037,923        751,901
   Subscription receivable                     40
   Convertible debentures                  35,576

Changes in assets and liabilities:
   Accounts receivable                      6,799         52,018
   Inventories                            (29,288)        (2,321)
   Prepaid expenses                             -              -
   Deposits                                     -          2,111
   Other accounts payable and
     accrued expenses                     174,828        508,110
                                       ----------     ----------
Net cash used in operating activities  (1,007,976)      (628,824)
                                       ----------     ----------

Cash flows from investing activities:
   Capital expenditures                                        -
                                          (5,050)
                                       ----------     ----------
Net cash provided by investing            (5,050)              -
activities                             ----------     ----------

Cash flows from financing activities:
   Stock issuance costs                         -          (500)
   Convertible debentures                 730,965        395,500
   Common stock                             9,182            900
   Loan Payable                                           68,251
   Subscription receivable                 14,360          5,000
   Additional paid in capital             179,628        108,700
                                       ----------     ----------
Net cash provided by financing            934,135        577,851
activities                             ----------     ----------

Net decrease in cash and cash             (78,891)       (50,973)
equivalents
Cash and cash equivalents,
  beginning of period                      90,874         57,742
                                       ----------     ----------
Cash and cash equivalents,
  end of period                      $     11,983   $      6,769
                                       ----------     ----------

Supplemental disclosure of
  cash flow information:

   Cash paid during the period for:
     Interest                        $    581,361   $     93,193
                                       ----------     ----------

     Income taxes                    $          -   $          -
                                       ----------     ----------

See accompanying notes to financial statements.

               POP N' GO, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                         (UNAUDITED)


  1.   Summary of significant accounting policies:

       Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended June 30, 2002 and 2001.

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

  2.   Going concern issues

       As  of June 30, 2002, the company  had  not  remitted
       certain taxes  to  the  state  of  california.   As a
       consequence, certain penalties have been assessed to the company.

       The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. As of June 30, 2002 substantially all of the convertible debt is in default.

  3.   Debt financing:

       During  the  nine  months ended June  30,  2002,  the
       Company received proceeds of $730,965 from the issuance of convertible debentures. The convertible debentures bear interest at a rate of 15% annum and mature on various dates. The debentures were immediately convertible at the option of the note holder at a rate of 40,000 shares of common stock for every $10,000 borrowed.

       Convertible Debentures with warrants

       Of these convertible debentures, $250,000 of the convertible debentures had attached 23,187,500 warrants. The warrants were deemed to have a fair market value of $371,000, which was based on the value of the services received. The convertible debentures were deemed to have a beneficial conversion feature for which the Company recorded $250,000 of interest expense. In addition, the Company allocated the value of the debenture proceeds of $250,000 between the convertible debenture and warrant fair market values resulting in a discount on convertible debentures of $150,000. The Company capitalized the $150,000 discount on convertible debentures, which is being amortized over two years, the life of the convertible debenture. The warrants ranged in exercise price from $.02 to $.05, life of one to three years from date of issuance, and vested immediately.

  4.   Income or Loss per share:

       Income  or  Loss  per share for  the  2002  and  2001
       periods  were  computed by dividing net income/(loss)
       by    the   weighted   average   number   of   shares
       outstanding.

  5.   Equity

       Common Stock

       During the quarter ended June 30, 2002, the Company had the following common stock issuances: The Company issued 10,540,000 common stock shares valued at $446,460 to consultants in exchange for services. The Company also issued 1,000,000 common stock shares valued at $14,000 for cash. The Company issued 1,500,000 common stock shares valued at $58,500 to reduce their debt. The Company also issued 1,200,000 common stock shares valued at $46,800 as a consequence of resetting of prior quarters conversion of convertible debentures from $0.05 to 0.035. The $46,800 have been recorded as interest expense.

       Warrants

       During the quarter ended June 30, 2002, the Company issued warrants totaling 23,192,500 to a venture capital group and investor.

       Of such warrants, 23,187,500 warrants were attached to convertible debentures as mentioned in Note 3. The 23,187,500 warrants were issued in four tranches. The first issuance was issued on May 5, 2002, which totaled 9,375,000 warrants with an exercise price of $.016, life of 2.5 years from date of issuance, and vested immediately. The second issuance was issued on May 5, 2002, which totaled 9,375,000 warrants with an exercise price of $.016, life of 5 years from date of issuance, and vested immediately. The third issuance was issued May 5, 2002, which totaled 1,312,500 warrants with an exercise price of $.016, life of one year from the date of issuance, and vested immediately. The fourth issuance was issued May 5, 2002, which totaled 3,125,000 warrants with an exercise price of .016, life of 2.5 years from the date of issuance, and vested immediately.

       The remaining 5,000 warrants were accounted for as a non-cash transaction. The 5,000 warrants were issued on May 6, 2002, which totaled 5,000 warrants with an exercise price of $.05, life of 1.7 years from date of issuance, and vested immediately.

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

The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:


                                              Three Months                Nine Months
                                              Ended June 30,              Ended June 30,
                                            2002        2001            2002         2001
                                           -------     -------         -------      -------
Net sales                                   100.0%       100.0%          100.0%      100.0%

Cost of sales                                15.3         93.5            36.1        99.7

Gross profit                                 84.7          6.5            63.9         0.3

Administrative and general expenses      (1,430.1)      (541.1)       (1,193.5)     (800.7)
Development costs                            (3.0)        (0.3)          ( 1.5)       (2.1)

Loss from operations                     (1,348.4)      (534.9)       (1,131.1)     (802.5)
Interest expense                           (606.4)      (112.5)         (368.6)     (106.8)
Other income                                  8.7                         11.3

Income (loss) before income taxes        (1,946.1)      (647.4)       (1,488.4)     (909.3)
Provision for income taxes                   (0.0)        (0.0)           (0.0)       (0.0)

Net income (loss)                        (1,946.1)%     (647.4)%      (1,488.4)%    (909.3)%


THREE  MONTHS  ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED  JUNE 30, 2001

RESULTS OF OPERATIONS

The Company incurred a net loss of $1,210,613 for the three months ended June 30, 2002 as compared to a net loss of $563,134 for the three months ended June 30, 2001. This loss represents a loss from operations of $838,812 and $465,272 for the three months ended June 30, 2002 and 2001, respectively. The net loss also includes interest expense and other income charges totaling $371,801 and $97,862 for the three months ended June 30, 2002 and 2001, respectively.

Total revenues for the three months ended June 30, 2002 were $62,211 as compared to $ 86,984 for the three months ended June 30, 2001. This represents a decrease in revenues of 28% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2002 and the Company's continuation of revenue sharing pilot programs in malls and airports.

Total  cost of goods sold for the three months ended June  30,
2002  was  $9,513 as compared to             $81,371  for  the
three months ended June 30, 2001. The gross profit percent on the equipment sales was 6.5% for the three months ended June 30, 2001 and 84.7% for the three months ended June 30, 2002.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the three months ended June 30, 2002, total operating expenses were $891,510. For the three months ended June 30, 2001, total operating expenses were $470,885. This represents an 89% increase over the same period in the prior year.

General and administrative expenses for the three months ended June 30, 2002 was $889,669 as compared to $470,655 for the three months ended June 30, 2001. This represents an increase of 89.0% over the same period in the prior year. This increase was due primarily to higher consulting fees incurred and increased costs associated with supporting the pilot revenue share programs.

Interest expense went from $97,862 for the three months ended June 30, 2001 to $377,229 for the three months ended June 30, 2002. This represents an increase in interest expense of 285% from the prior year. This increase was due primarily to the increase in interest paid on convertible debentures.


NINE  MONTHS ENDED JUNE 30, 2002 VERSUS NINE MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

The Company incurred a net loss of $2,347,348 for the nine months ended June 30, 2002 as compared to a net loss of $1,950,643 for the nine months ended June 30, 2001. This loss represents a loss from operations of $1,783,867 and $1,721,568 for the nine months ended June 30, 2002 and 2001, respectively. The net loss also includes interest expense and other income totaling $563,481 and $229,075 for the nine months ended June 30, 2002 and 2001, respectively.

Total revenues for the nine months ended June 30, 2002 were $157,700 as compared to $214,541 for the nine months ended June 30, 2001. This represents a decrease in revenues of 26% over the same period in the prior year. This decrease was primarily due to a decrease in popcorn machine sales during 2001 and 2002 as a result of the Company's new marketing strategy of placing and owning machines on a revenue sharing basis in high traffic locations. This strategy will generate higher revenues over a longer time than would the outright sale of machines to third parties.

Total cost of goods sold for the nine months ended June 30, 2002 was $56,940 as compared to $213,871 for the nine months ended June 30, 2001. The gross profit percent on the equipment sales was 63.9% for the nine months ended June 30, 2002 and .3% for the nine months ended June 30, 2001.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the nine months ended June 30, 2002, total operating expenses were $1,884,627. For the nine months ended June 30, 2001, total operating expenses were $1,722,238. This represents an 9% increase over the same period in the prior year.

General and administrative expenses for the nine months ended June 30, 2002 was $1,882,225 as compared to $1,717,759 for the nine months ended June 30, 2001. This represents an increase of 10% over the same period in the prior year. This increase was caused by higher consulting fees.

Interest expense went from $229,075 for the nine months ended June 30, 2001 to $581,361 for the nine months ended June 30, 2002. This represents an increase in interest expense of 154% from the prior year. This increase was due primarily to the interest on convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had cash and cash equivalents of $ 11,983 as compared to cash and cash equivalents of $90,874 as of September 30, 2001. At September 30, 2001, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $2,804,382 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $3,700,165 as of June 30, 2002. Net cash used in operating activities was $1,007,976 for the nine months ended June 30, 2002 and $628,824 for the nine months ended June 30, 2001. The principal use of cash for the nine months ended June 30, 2001 was to fund the net loss from operations for the period. The Company raised a total of $934,135 from the issuance of common stock, net of stock issuance costs, loan from a private lender and the issuance of convertible debentures during the nine months ended June 30, 2002, and this was used to fund the net loss from operations.

GOING CONCERN ISSUES

As of June 30, 2002 substantially all of the convertible debt is in default. The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

Net cash from financing activities was $934,135 for the period ended June 30, 2002 as compared to $577,851 for the period ended June 30, 2001.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgements. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3," Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

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


Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 10Q-SB

     (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

     Exhibit No.         Reference

      3.1*     Certificate of Incorporation of Pop N Go, Inc.
      3.2*     Bylaws
     99.01     Certification of Chief Executive Officer
     99.02     Certification of Chief Financial Officer


* Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 19th day of August, 2002.

POP N GO, INC.

By:   /s/ Melvin Wyman
          ---------------
          Melvin Wyman
          Chief Financial Officer