Form 10QSB/A
period 2002-06-30
POP N GO INC
filed 2002-08-20
CIK 1071819

================================================================================

                              United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB/A


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

Item 4. Submission of Matters to a Vote of Security Holders...................6

Item 5. Other Information.....................................................6

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......7

SIGNATURES....................................................................8





                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                              POP N' GO, INC.
                               BALANCE SHEETS

                                                     June 30,     September 30,
                                                       2002           2001
                                                    (Unaudited)     (Audited)
                                                   ------------   ------------

                               ASSETS
Current assets:
  Cash and cash equivalents                        $    11,983    $    90,874

  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $5,373 ($6,017 at Sept 30, 2001)                      5,581         12,380
    Inventories, net of reserve $9,400                  254,119        340,331
    Prepaid expenses                                        895            895
                                                   ------------   ------------
    Total current assets                                272,578        444,480

Rental inventory, net                                   105,729
Property and equipment, net                              24,094         29,266
Intangible assets, net                                  117,001        198,001
Goodwill                                                613,047        613,047
Other assets                                            146,573         28,000
                                                   ------------   ------------
Total assets                                       $  1,279,022   $  1,312,794
                                                   ============   ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion capital lease                    $     2,790    $      2,790
obligation
  Short-term notes payable                              735,063        595,715
  Loan payable - related party                           41,602         44,533
  Convertible debt net of discount
$137,500
  ($0 at Sept. 30, 2001)                              1,824,149      1,531,170
  Accounts payable                                      383,618        414,321
  Accrued liabilities                                   663,166        628,478
  Accrued liabilities - related parties                 153,000              -
  Customer deposits                                      31,855         31,855
                                                   ------------   ------------
      Total current liabilities                       3,835,243      3,248,862

Stockholders' equity:
Common stock, par value $.001 per share,
  authorized 100,000,000 shares, issued
  and outstanding 70,128,227 shares at
  June 30, 2002 and 27,133,381 shares at
  September 30, 2001                                     70,128         27,133
Common stock committed                                  606,759        838,553
Subscription receivable                               (173,644)       (186,967)
Additional paid in capital                           10,440,773      8,538,102
Retained deficit                                    (13,500,237)   (11,152,889)
                                                   ------------   ------------

Total stockholders' equity                           (2,556,221)    (1,936,068)
                                                   ------------   ------------
Total liabilities and stockholders'
  equity                                           $  1,279,022   $  1,312,794
                                                   ============   ============

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


Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 10Q-SB

     (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

     Exhibit No.         Reference

      3.1*     Certificate of Incorporation of Pop N Go, Inc.
      3.2*     Bylaws
     99.01**   Certification of Chief Executive Officer
     99.02**   Certification of Chief Financial Officer


* Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

** Incorporated by reference to Form 10QSB filed on August 19, 2002.

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