Form 10KSB
period 2002-09-30
POP N GO INC
filed 2003-02-14
CIK 1071819

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

                                   (Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

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

================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes _X_   No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB {x}

State issuer's revenues for its most recent fiscal year $217,556

The number of shares outstanding of the issuer's Common Stock as of December 31, 2002, was 85,069,895 Shares. The aggregate market value of the Common Stock (Shares) held by non-affiliates, based on the closing market price ($.01) of the Common Stock as of December 31, 2002 was $823,698.

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

Pop N Go, Inc. is a Delaware corporation, organized in October of 1996, for the purpose of conducting a business in the development, manufacturing, marketing and distribution of a new line of specialty food service and food vending machine equipment and related food products.

The Company began operations in October 1996 and began shipping its first product, the Pop N Go Hot Air Popcorn Vending Machine during the 4th quarter of 1997.

The Company acquired all of the outstanding shares of Nuts to Go, Inc. in February of 1998, and thereby technology under development for a hot nuts vending machine, which management intends to be the Company's second vending machine product. The Company has carried on development of this technology in Pop N Go, Inc. Nuts to Go, Inc. is currently an inactive subsidiary without assets or activities. The Company estimates, although it cannot assure, that it may introduce this second product, the "Hot Nuts" vending machine, during the third quarter of 2003.

In July 1998 the Company amended its Articles of Incorporation to split its outstanding stock on an 1850 for one basis (all share numbers set forth herein are on the basis of post split shares).

In July of 2001, the Company acquired Branax, LLC, a development stage company which had developed a variety of single serving packaged flavorings for use on popcorn and other snack foods.

Revenue streams are anticipated to be generated in the future from (1) the sale of the Pop N Go vending machines; and (2) the operation of Company owned revenue share machines, which are owned by the Company, and are typically located in airports, shopping malls and high traffic locations. The owner or operator and the Company share the revenue generated by Company owned machines. Company personnel provide maintenance and collection services for revenue sharing machines. The company also has in market testing, Branax's popcorn flavorings, and anticipates generating revenues in 2003 from the sale of this product. There is of course no assurance that the Company will be successful or will realize profits from its activities.

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

The popcorn unit has a moving color LED display that instructs the customer onhow to use the vending machine, neon lights, and an open "see-through" cooking system that allows the customer to watch and take in the aroma as the machine pops the popcorn on demand. The neon lights and a moving color LED display provide for maximum visibility and customer entertainment. The 46 ounce cup of popcorn is popped with hot air during a two- minute vend cycle, and the customer has a choice of oil-free or butter-flavored popcorn. The latter is sprayed with butter-flavored oil during the pop cycle.

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

In addition to the United States, where the Company has revenue share programs in airports and shopping malls, the Company also has targeted the international market for the sale of popcorn units. The Company has shipped machines to Mexico, Canada, China, Cyprus, Korea,Lebanon,Venezuela, Australia and Israel.

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

Pop N Go popcorn machines are currently located in airports, shopping centers, schools, convenience stores, supermarkets, bowling alleys, car washes, military bases and a wide range of other retail, industrial and office locations.

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

F.   FOREIGN OPERATIONS

The Company expects foreign operations to play a continuing role in the future. The Company has shipped its equipment to Canada, China, Mexico,Lebanon, Venezuela, Cyprus, Korea, Israel and Australia.

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

The Company rents its Whittier office and manufacturing facility at a rent of $1500.00 per month, pursuant to a Lease which expires on January 1, 2004. The Company believes it is paying at or below market rates for the facility. Management believes that other comparable space is available at similar rent and terms should the Company be required to move to another location.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings other then those in the ordinary course of business.

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


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NET TANGIBLE BOOK VALUE PER SHARE

As of September 30, 2002, the net tangible book value of our common stock was ($3,857,553) or ($0.05) per share of common stock, based upon 76,269,894 shares outstanding. "Net tangible book value" per share represents the amount of our total tangible assets reduced by our total liabilities divided by the number of shares of common stock outstanding.

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

                                                                Estimated
                                                              Average Daily
                                              High   Low      Volume (Shares)
                                              ----   ---      --------------

       Fourth Quarter of Fiscal Year           .04   .02      130,000
          Ending 9/30/02
       Third Quarter of Fiscal Year            .07   .03      120,000
          Ending 9/30/02
       Second Quarter of Fiscal Year           .07   .03      156,000
          Ending 9/30/02
       First Quarter of Fiscal Year            .10   .02      303,000
          Ending 9/30/02



Records of our stock transfer agent indicate that as of September 30, 2001,
there were   record holders of our common stock.

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

Fiscal Year             150,000                 None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $36,000.00
                                                                  Offshore Person

Fiscal Year             10,472,473              None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $446,757.23
                                                                  Offshore Person

Fiscal Year             1,000,000               None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $100,000.00
                                                                  Offshore Person

Fiscal Year             400,000                 None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $100,000.00
                                                                  Offshore Person

Fiscal YearEnded 9/02   2,116,043Common Stock   Non     Purchase By Asian Group$52,737.00               Reg S
Fiscal Year Ended 9/02  13,595,228Common Stock  None    Consulting$314,773
Fiscal YearEnded 9/02   4,600,000Common Stock   None    Convertible Debt Conversion$203,000
Fiscal YearEnded 9/02   2,000,000Common Stock   None    Debt ReductionRelated Party$40,000.00
Fiscal YearEnded 9/02   500,000Common Stock     Non     Inventory Purchase$10,000.00
Fiscal YearEnded 9/02   473,120Common Stock     None    Non-Compete Agreements$127,743.00
Fiscal YearEnded 9/02   300,000Common Stock     None    Compensation Penalty$6,000.00           Reg S
Fiscal YearEnded 9/02   426,667Common Stock     None    Cash Purchase$10,200
Fiscal YearEnded 9/02   6,206,363Common Stock   None    Cash Purchase - Offshore$149,660.00             Reg S
Fiscal YearEnded 9/02   115,000Common Stock     None    Cash Purchase for Warrants$2,300.00
Fiscal YearEnded 9/02   1,000,000Common Stock   None    Consulting$15,000               Reg S



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Year Ended September 30, 2002 Versus Year Ended September 30, 2001

Results of Operations

The Company incurred a net loss of $4,201,874 for the year ended September 30, 2002 as compared to a net loss of $3,736,350 for the year ended September 30, 2001. This loss represents a loss from operations of $3,080,005 and $3,293,332 for the years ended September 30, 2002 and 2001, respectively. The net loss also includes interest expense and other income totaling $1,121,0869 and $443,018 for the years ended September 30, 2002 and 2001, respectively.

Total revenues for the year ended September 30, 2002 were $ 217,556 as compared to $238,062 for the year ended September 30, 2001. This represents a decrease in revenues of 8.6% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2002.

Total cost of goods sold for the year September 30, 2002 was $330,227 as compared to $607,079 for the year ended September 30, 2001. The gross profit on the equipment sales went from -155% for the year ended September 30, 2001 to -52% for the year ended September 30, 2002. This increase in the gross profit percent was primarily caused by an increase in revenue sharing income.

Total operating expenses consist general and administrative expenses. For the year ended September 30, 2002, total operating expenses were $2,967,334. For the year ended September 30, 2001, total operating expenses were $2,924,315. This represents a 1.5% increase over the same period in the prior year. Interest expense went from $452,642 for the year ended September 30, 2001 to $1,145,477 for year ended September 30, 2002.

Liquidity and Capital Resources

As of September 30, 2002, the Company had cash and cash equivalents of $4,566 as compared to cash and cash equivalents of $90,874 as of September 30, 2001. At September 30, 2001, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($2,804,382) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($3,995,280) as of September 30, 2002. Net cash used in operating activities was $1,101,969 for year ended September 30, 2002 and $1,396,414 for the year ended September 30, 2001. Net cash from financing activities was $1,192,790 for year ended September 30, 2002, as compared to $1,539,546 for the year ended September 30, 2001. The principal use of cash for the year ended September 30, 2002 was to fund the net loss from operations for the period. The Company raised a total of $1,192,790 as follows; the issuance of common stock, net of stock issuance costs $208,121, proceeds from subscription receivable $14,400, issuance of convertible debentures $1,013,836, issuance of warrants $2,500 loan from private lenders $69,029, principal payments on capital lease ($2,790), net payments on notes payable related parties $180,063 and repayments
of convertible debt ($292,369) during the year ended September 30, 2002.   This
was used to fund the net loss from operations.

Net cash from investing activities was $177,129, compared with net cash used in investing activities was $110,000 for the year ended September 30, 2002 and 2001, respectively. This increase in net cash was a result of the purchase of rental inventory, furniture and fixtures as well as acquiring a note receivable.

Impairment of Goodwill

The Company has adopted SFAS No. 142 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of September 30, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges.

Upon transition to the new impairment model, the Company will recognize a reduction of its entire goodwill in the amount of $613,457. This charge was a result after evaluation of goodwill based on a discounted cash flow method in the 4th quarter in accordance to SFAS No. 142.

Loans

The Company is currently experiencing difficulties in meeting its debt obligations. The Company has been able to generate cash through private placements of the Company's common stock however, due to cash flow problems the loans are currently in default. Management has initiated negotiations with its creditors to extend its due date on all debt obligations. To meet the Company's cash obligations, the Company has signed a letter of intent with an investment banker to raise $4,000,000 in a best efforts private placement. The Company expects investment capital from the above placement to generate beginning in March 2003.

Management's Strategy

The Company continually evaluates opportunities to improve popcorn machine models and assesses the marketplace to capitalize on new business opportunities. The fundamental strategy is to launch a nationwide program to place its patented machines in schools, colleges and other major institutional facilities, including airports, hospitals and corporate cafeterias. The Company is also engaged in a full service revenue sharing program which allows major food service operators to quickly incorporate Pop N' Go machines into their systems without any capital expenditures and with minimal space and labor requirements.

The Company has been successful in placing machines in major airports, shopping malls and secondary schools and believes its revenue sharing program will expand during 2003.

Branax, LLC

On July 6, 2001, pursuant to an agreement to purchase membership interests, the Company, through its newly formed wholly owned subsidiary, POPN Acquisition Corp, acquired 100% of the membership interests of Branax, LLC. Branax produces Flixstix, the first flavoring for popcorn to be offered in individual servings. Branax, LLC has been attempting to develop partnering programs with major food manufacturers. Although there was a successful program with one major customer, the delay in developing significant revenues from Branax has resulted in the decision to write off goodwill.

The Company believes that Branax has several opportunities for significantly expanding its sales which will be enhanced with the inflow of investment capital into Pop N' Go during 2003. The capital will enable Branax to develop the specialized packaging and product mix required by these significant customers.

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

        We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the industry, the market valuation of our common stock and the overall economic environment. When we determine that the carrying value of our long- lived assets and goodwill may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. If we do not meet our operating forecasts or if the market value of our stock declines significantly, we may record impairment charges as needed.

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

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long- lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long- lived assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 has not had a material impact, if any, on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale- leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.


ITEM 7.  FINANCIAL STATEMENTS

                        POP N GO, INC. AND SUBSIDIARIES
                                    CONTENTS
                               September 30, 2002


                                                        Page

INDEPENDENT AUDITOR'S REPORT                            F- 1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                            F 2

  Consolidated Statements of Operations                 F 3

  Consolidated Statements of Shareholders' Deficit      F 4

  Consolidated Statements of Cash Flows                 F 5 - 6

  Notes to Consolidated Financial Statements            F 7 - 31





                  INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Pop N Go, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Pop N Go, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended September 30, 2002. These consolidated
financial statements are   the  responsibility  of  the  Company's  management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pop N Go, Inc. and subsidiaries as of September 30, 2002, and the consolidated results of their operations and cash flows for each of the two years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the
years ended September 30, 2002 and 2001, the Company   incurred  net  losses  of
$4,201,874 and  $3,736,350, respectively.   In  addition,  the Company's  net
cash  used  in operating activities was $1,101,969 and $1,396,414 for the  years
ended  September 30,  2002  and  2001,  respectively,  and   the Company's
accumulated deficit was $15,626,415 as of September 30, 2002. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, the Company is in default on numerous of its debt obligations. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 7, 2003

                        POP N GO, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                          SEPTEMBER 30, 2002 AND 2001


                        Pop N Go, Inc. and Subsidiaries
                          Consolidated  Balance Sheet
                               September 30,2003



                                    ASSETS

Current assets
  Cash                                                           $       4,566
  Accounts receivable, net of allowance for doubtful accounts
    of $2,950                                                            5,977
  Inventories, net                                                     189,890
  Prepaid expenses and other current assets                              1,664
                                                                     ---------
      Total current assets                                             202,097

Rental inventory, net of accumulated depreciation
  of $14,171                                                           117,329
Furniture and equipment, net of accumulated depreciation
  of $51,319                                                            20,398
Intangible assets, net                                                  90,000
Other assets                                                            14,000
                                                                     ---------
        Total assets                                             $     443,824
                                                                     =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Short-term notes payable                                       $     664,744
  Loan payable - related party                                         224,596
  Convertible debt, net                                              1,896,576
  Accounts payable                                                     428,895
  Accrued liabilities                                                  944,214
  Customer deposits                                                     38,352
                                                                     ---------
    Total current liabilities                                        4,197,377
                                                                     ---------
Commitments and contingencies

Shareholders' deficit
  Common stock, $0.001 par value
    50,000,000 shares authorized
    76,269,894 shares issued and outstanding                            76,269
  Committed common stock                                               709,209
  Subscription receivable                                             (173,644)
  Additional paid-in capital                                        11,261,028
  Accumulated deficit                                              (15,626,415)
                                                                    ----------
      Total shareholders' deficit                                   (3,753,553)
                                                                     ---------
        Total liabilities and shareholders' deficit              $     443,824
                                                                     =========

                        Pop N Go, Inc. and Subsidiaries
                     Consolidated  Statements of Operations
                               September 30,2003


                                                    2002             2001
                                                 ----------       ----------
Revenue                                            $217,556         $238,062

Cost of goods sold                                  330,227          607,079
                                                 ----------       ----------
Gross loss                                         (112,671)        (369,017)
                                                 ----------       ----------
Operating expenses
  General and administrative expenses             2,354,287        2,924,315
  Impairment of goodwill                            613,047                -
                                                 ----------       ----------
    Total operating expenses                      2,967,334        2,924,315
                                                 ----------       ----------
Loss from operations                             (3,080,005)      (3,293,332)
                                                 ----------       ----------
Other income (expense)
  Interest expense                               (1,145,477)        (452,642)
  Other income                                       23,608            9,624
                                                 ----------       ----------
    Total other income (expense)                 (1,121,869)        (443,018)
                                                 ----------       ----------
Net loss                                        $(4,201,874)     $(3,736,350)
                                                 ==========       ==========
Basic and diluted loss per share                $     (0.08)    $      (0.30)
                                                 ==========       ==========
Weighted-average common shares outstanding       49,670,387       12,655,080
                                                 ==========       ==========

                        Pop N Go, Inc. and Subsidiaries
               Consolidated  Statements of Shareholders' Deficit
                               September 30, 2003



                                                            Committed                  Additional
                               Common Stock                  Common    Subscription     Paid-In      Accumulated
                                  Shares        Amount        Stock    Receivable      Capital        Deficit          Total
                               ------------    -------     ---------    -----------    ----------     -----------      ---------
Balance, September 30,
  2000                           8,172,699      $8,173      $521,500     $(150,000)    $6,478,635     $(7,688,191)     $(829,883)
Issuance of common
  stock for cash and
  subscriptions Receivable       2,650,091       2,650         1,600      (108,000)       343,950                        240,200
Common stock issued
  in Regulation "S"
  offering                      10,472,473      10,472        21,752       (33,967)       448,500                        446,757
Collection on
  subscription Receivable                                                  105,000        (37,500)                        67,500
Issuance of commons stock for
  consulting services            4,520,750       4,521                                    928,251                        932,772
Stock issuance costs                                                                      (10,000)                       (10,000)
Exercise of stock
  options                          102,000         102                                      6,998                          7,100
Stock committed under
  consulting agreement                          77,700                                                                    77,700
Stock committed in
  Branax, LLC acquisition                                    216,001                                                     216,001
Discount on convertible
  debt                                                                                    141,400                        141,400
Options issued to
  employees                                                                                 3,200                         $3,200
Options issued to
  consultants for services                                                                440,785                        440,785
Conversion of debentures         1,215,368      $1,215                                     65,535                         66,750
Net loss                                                                                              $(3,736,350)    (3,736,350)
                               ------------    -------     ---------    -----------    ----------     -----------      ---------
Balance, September 30,
  2001                          27,133,381      27,133      $838,553    $ (186,967)     8,809,754     (11,424,541)    (1,936,068)
Issuance of common
  stock for cash and
  subscriptions                  8,598,205       8,598                      (1,077)       200,600                        208,121
  receivable
Common stock issued in
  non-compete
  agreement                        473,120         473      (127,743)                     127,270                              -
Collection on subscription
  receivable                                                                12,400                                        12,400
Issuance of common stock
  for consulting services       22,735,228      22,735                                    831,877                        854,612
Exercise of stock purchase
  warrants                         125,000         125                       2,000          2,375                          4,500
Discount on convertible
  debt                                                                                   $150,000                       $150,000
Issuance of common
  stock for payment
  of loan payable -
  related party                  2,000,000      $2,000                                     38,000                         40,000
Issuance of common
  stock for purchase
  of inventory                     500,000         500                                      9,500                         10,000
Beneficial conversion
  feature on convertible debt                                                             710,694                        710,694
Conversion of convertible
  debentures                    14,704,960      14,705       $(1,601)                     342,958                        356,062
Options issued to consultants
  for services                                                                             38,000                         38,000
Net loss                                                                                              $(4,201,874)    (4,201,874)
                               ------------    -------     ---------    -----------    ----------     -----------      ---------
Balance, September 30,
  2002                          76,269,894     $76,269      $709,209     $(173,644)   $11,261,028    $(15,626,415)   $(3,753,553)
                               ============    =======     =========    ===========    ==========     ===========      =========


                        Pop N Go, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                               September 30, 2003



                                                                 2002          2001
                                                            ----------      ----------
Cash flows from operating activities

  Net loss                                                 $(4,201,874)    $(3,736,350)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                            150,090          31,333
      Issuance of common stock for services                    854,612       1,010,472
      Discount on convertible debt                             150,000         141,400
      Issuance of common stock for reduction of loan
        payable - related party                                 40,000               -
      Issuance of common stock for purchaes of inventory        10,000               -
      Beneficial conversion feature on convertible             710,694               -
      Issuance of options for services                          38,000         443,985
      Impairment of goodwill                                   613,047               -
      Bad debt expense                                          37,512               -
      (Increase) decrease in
        Accounts receivable                                      9,471         159,388
        Inventories                                            150,441          17,904
        Prepaid expenses and other current assets                 (769)         19,459
      Increase (decrease) in
        Accounts payable                                        14,574          10,524
        Accrued liabilities                                    315,736         492,883
        Customer deposits                                        6,497          12,588
                                                            ----------      ----------
          Net cash used in operating activities             (1,101,969)     (1,396,414)

Cash flows from investing activities
  Cash paid for purchase of Branax, LLC                              -        (110,000)
  Purchase of rental inventory                                (131,500)              -
  Purchase of furniture and equipment                           (5,050)              -
 Investment in note receivable                                 (40,579)              -
                                                            ----------      ----------
          Net cash used in investing activities               (177,129)       (110,000)
                                                            ----------      ----------

Cash flows from financing activities
  Proceeds from subscription receivable                        $14,400         $67,500
  Proceeds from sale of convertible debentures, net          1,013,836         706,000
  Proceeds from issuance of common stock, net                  208,121         676,957
  Proceeds from exercise of stock options                            -           7,100
  Proceeds from exercise of warrants                             2,500               -
  Net proceeds from issuance of notes payable                   69,029          59,631
  Principal payments on capital lease obligations               (2,790)         (2,888)
  Net payments on loan payable-related parties                 180,063          44,533
  Repayments of convertible debt                              (292,369)        (19,287)
                                                            ----------      ----------
          Net cash provided by financing activities          1,192,790       1,539,546
                                                            ----------      ----------
            Net increase (decrease) in cash                   (86,308)          33,132

Cash, beginning of year                                         90,874          57,742
                                                            ----------      ----------
Cash, end of year                                               $4,566         $90,874
                                                            ----------      ----------

Supplemental disclosures of cash flow information

  Interest paid                                              $   2,592     $   141,469
                                                            ----------      ----------
  Income taxes paid                                          $       -     $         -
                                                            ----------      ----------


Supplemental schedule of non-cash investing and financing activities The Company entered into the following non-cash transactions during the years ended September 30, 2002 and 2001:

* During the years ended September 30, 2002 and 2001, the Company issued 21,325,228 and 4,520,750 shares, respectively, of common stock in exchange for consulting services valued at $854,612 and $932,772, respectively.

* During the years ended September 30, 2002 and 2001, the Company recorded $150,000, net of $25,000 of amortization, as a discount on convertible debt because the debt had a conversion rate below the prevailing common stock market price at time of issuance.

Supplemental schedule of non-cash investing and financing activities (Continued)

* During the years ended September 30, 2002, the Company issued 2,000,000 shares of common stock valued at $40,000 as payment for a short-term loan from a related party.

* During the years ended September 30, 2002, the Company issued 500,000 shares of common stock in exchange for inventory valued at $10,000.

* During the years ended September 30, 2002 and 2001, the Company recorded $710,694 and $141,400 as a beneficial conversion feature expense in connection with the issuance of convertible debentures totaling $657,774 and $706,000, respectively. The rates were below the prevailing common stock market price at the time of issuance.

* During the years ended September 30, 2002 and 2001, holders of the Company's convertible debentures converted $356,062 and $66,750, respectively, of debentures into 14,704,960 and 1,215,368 shares respectively, of common stock.

* During the years ended September 30, 2002, the Company issued 473,120 shares of committed common stock valued at $127,270 as for a partial earn out of a non-compete agreement originally valued at $216,001.

* During the years ended September 30, 2002 and 2001, the Company issued options to employees for compensation in the amount of $0 and $3,200, respectively, and options to consultants for services valued at $38,000 and $440,785, respectively.

* During the years ended September 30, 2001, the Company committed to issue 55,500 shares of common stock in exchange for consulting services valued at $77,700.

                        Pop N Go, Inc. and Subsidiaries
                         Notes To Financial Statements


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


NOTE 2 - GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended September 30, 2002 and 2001, the Company incurred losses of $4,201,874 and $3,736,350, respectively. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock, and much of the Company's debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

     * The Company plans to raise additional capital through the offering of private placements during the year ended September 30, 2003.


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

     The unaudited pro forma results of operations for the year ended September 30, 2001 as if Branax were acquired on October 1, 1999 were as follows:

          Revenue, as reported                          $ 238,062
          Branax (unaudited)                                    -

            Revenue, pro forma (unaudited)              $ 238,062

          Gross loss, as reported                       $(332,535)
          Branax (unaudited)                                    -

            Gross loss, pro forma (unaudited)           $(332,535)


          Net loss, as reported                         $(3,736,350)
          Branax (unaudited)                             (89,139)

            Net loss, pro forma (unaudited)             $(3,825,489)

          Net loss per share, as reported               $  (0.30)
          Branax (unaudited)                               (0.01)

            Net loss per share, pro forma (unaudited)   $  (0.31)

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

     Revenue Recognition
     The Company recognizes revenue at the time products are shipped.
NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Accounts Receivable

     Accounts receivable consist primarily of short- and long-term amounts due from customers and franchisees. The Company wrote off accounts in the amount of $37,512 during the year ended September 30, 2002 and has provided for an allowance in the aggregate of $2,950 for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible accounts.

     Inventories
     Inventories  consist  of  small  parts and  supplies  to  be  used  in  the manufacturing process of machines held for resale, work in process, and finished goods. Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Rental Inventory

     Rental inventory is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $14,171 and $0 for the years ended September 30, 2002 and 2001, respectively.

     Furniture and Equipment

     Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $28,089 and $13,333 for the years ended September 30, 2002 and 2001, respectively. Included in furniture and equipment at September 30, 2002 is equipment, which was financed under capital leases. The amounts capitalized under capital leases were not material at September 30, 2002.
NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill

     Goodwill represents the purchase price of the Branax acquisition in excess of the fair value of the assets acquired or liabilities assumed. Goodwill was being amortized over five years on the straight-line method during the year ended September 30, 2001. Accumulated amortization at September 30, 2001 was not material. Beginning in October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires a regular impairment evaluation rather than goodwill amortization. Due to the underperformance of the Branax products, the Company's management determined that goodwill had been impaired as of September 30, 2002, and the total balance of $613,047 has been recorded as an impairment.

     Other Assets

     Other assets at September 30, 2002 consisted solely of loan costs, net of accumulated amortization of $14,000. Amortization expense for the years ended September 30, 2002 and 2001 was $14,000 and $0, respectively.

     Customer Deposits

     As of September 30, 2002, customers had paid deposits totaling $38,352 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

     Fair Value of Financial Instruments

     For certain of the Company's financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, intangible assets, other assets, short-term notes payable, loan payable - related party, convertible debt, accounts payable, accrued liabilities, and customer deposits, the carrying amounts approximate fair value due to their short maturities.

     Income Taxes

     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Loss per Share

     The Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company incurred net losses for the periods presented, basic and diluted loss per share are the same.

     Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Risk Concentrations

     Substantially all of the Company's revenue is generated from the sale of one product. The loss of, or an economic event related to this product, most likely would have a substantial impact on the Company's revenue. As of September 30, 2002, accounts payable to three significant vendors were 23%, 16%, and 10% of the Company's total accounts payable.

     The  Company  maintains  cash  balances  at  a  financial  institution   in
     California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company did not maintain any uninsured balances at September 30, 2002.
NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
     Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements (Continued)
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.


NOTE 5 - INVENTORIES

     Inventories at September 30, 2002 consisted of the following:

          Raw materials                                 $ 182,120
          Finished goods                                   17,170

                                                          199,290
          Reserve for obsolescence                          9,400

            Total                                       $ 189,890


NOTE 6 - INTANGIBLE ASSETS

     Intangible assets at September 30, 2002 consisted of the following:

          Consulting agreement                          $  88,258
          Non-compete agreements                          127,743

                                                          216,001
          Less accumulated amortization                   126,001

            Total                                       $  90,000

     Amortization expense for the years ended September 30, 2002 and 2001 was $108,001 and $18,000, respectively.

NOTE 7 - SHORT-TERM NOTES PAYABLE



     Short-term notes payable at September 30, 2002 consisted of the following:

          Notes payable dated July 6, 2001 for the acquisition of Branax, bearing interest at 10% per annum and due in September
            2001.  These notes payable are currently in default.        $     240,000

          Note payable dated May 2, 2000, bearing interest at 12%
            per annum and due in January 2001.  This note payable is
            currently in default.                                             222,192

          Note payable dated June 26, 2001, bearing interest at 20%
            per annum and due June 26, 2002.  This note payable is
            current in default.                                                50,000

          Note payable dated July 5, 2001, bearing interest at 15%
            per annum and due in September 2001.  This note payable is
            currently in default.                                               8,076

          Note payable dated April 3, 2000 assumed in acquisition of
            Branax, bearing interest at 12% per annum and due in
              July   2000.    This  note  payable  is  currently
             in   default.                                                     15,000


          Note payable dated December 29, 1998 assumed in acquisition of Branax, bearing interest at 7% per annum and due in
           March   1999.   This  note  payable  is  currently   in default.    28,083


          Note payable dated December 18, 2000 assumed in acquisition of Branax, bearing interest at 8% per annum and due in
            January 2002.  This note payable is currently in default.           3,000

          Note payable dated April 15, 2002, bearing interest imputed at
            15% per annum and due in October 2004.  This note payable
            is currently in default.                                           57,500

          Note payable dated April 24, 2002, bearing interest imputed at
            15% per annum and due in September 2002.  This note
            payable is currently in default.                                   8,000

          Note payable dated February 22, 2002, bearing interest at 17%
            per annum and due in December 2002.  This note
            payable is currently in default.                                   6,000

          Note payable dated April 1, 2002, bearing interest at 15% per annum and due in May 2003.  This note payable is currently
            in default.                                                        6,893

          Note payable dated July 23, 2002, bearing interest of $500 due at maturity in August 2002.  This note payable is currently
            in default.                                                        20,000

               Total                                                          664,744



NOTE 8 - CONVERTIBLE DEBT

     2001 Notes
     During the year ended September 30, 2001, the Company raised capital through the placement of convertible promissory notes in the amount of $454,000. The interest rates and due dates of the notes still outstanding at September 30, 2002 were as follows:

  Amount         Due   Date        Interest             Conversion
                                    Rates                  Rates

  $ 10,000       October 1, 2001     12% per annum      $0.10/share
    69,342       October 1, 2001     15% per annum      $0.50/share
   221,658       October 1, 2001     15% per annum      $0.25/share

 Total       $    301,000
                 =========
     In accordance with accounting principles generally accepted in the United States of America, the Company recorded interest expense related to the beneficial conversion features on these notes of $21,400. All of the 2001 notes are currently in default.

NOTE 8 - CONVERTIBLE DEBT (Continued)

     2002 Notes
     During the year ended September 30, 2002, the Company raised capital through the placement of convertible promissory notes in the amount of $848,100. The interest rates and due dates of the notes still outstanding at September 30, 2002 were as follows:

                  Beginning
    Amount         Due   Date          Interest             Conversion
                                        Rates                  Rates
   $760,600     February 15, 2002    15% per annum       $0.05 - $0.50/share
     44,000     December 31, 2002    17% per annum               $0.10/share
     11,000     December 11, 2002    13% per annum               $0.20/share
      6,000     December 31, 2002    12% per annum               $0.05/share

   Total       $    821,600
               ==============
     In accordance with accounting principles generally accepted in the United States of America, the Company recorded interest expense related to the beneficial conversion features on these notes of $710,694. All of the 2002 notes are currently in default.

     Series A Debentures

     On July 20, 2001, the Company entered into an agreement to sell up to $1,000,000 in 8%, senior, subordinated, convertible, redeemable debentures. The notes are due in July 2003 and are immediately convertible into common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the first $100,000 of the debenture and 70% of the lowest closing bid price of the common stock for the remaining amount, subject to certain limitations. As of September 30, 2002 and 2001, the
     Company had received $42,339 and $280,000, respectively, and $196,663 and $66,750, respectively, of the debentures have been converted into 11,304,960 and 1,215,368 shares, respectively, of common stock. In accordance with accounting principles generally accepted in the United States of America, the Company has recorded interest expense related to the beneficial conversion feature of $120,000.

     In connection with these notes, in July 2001, the Company issued 4,500,000 shares of common stock to be held in trust and disbursed in the event the Company defaults on its obligations under the debentures.
NOTE 8 - CONVERTIBLE DEBT (Continued)

     General
     The amounts raised and converted during the year ended September 30, 2002 were as follows:



                            2000           2001         2002        Series A
                            Notes          Notes        Notes      Debentures      Total

       Outstanding,
        September
        30, 2001        $ 866,420        $ 451,500      $ -       $ 213,250       $ 1,531,170
       Raised during
        2002                 -              -           848,100      42,339           890,439
       Principal
        paid during
        2002              (7,479)         (10,500)      (5,500)      (8,891)         (32,370)
       Converted
        into common
        stock during
        2002                -             (140,000)    (21,000)     (196,663)       (357,663)
       Converted
        into short-
        term note
        payable
        during
        2002              (10,000)             -          -            -             (10,000)

       Outstanding,
        September
        30, 2002        $ 848,941        $ 301,000      $ 821,600   $ 50,035         2,021,576

                                                               Less discount on debt   125,000

                                                                              Total $1,896,576


NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Operating Leases
     The Company rented its facilities from a related party on a month-to-month basis under an operating lease agreement that expired in September 2002. Rent expense was $23,913 and $23,932 for the years ended September 30, 2002 and 2001, respectively. The Company does not have a guarantee that this relationship will continue for the foreseeable future.
NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

     Consulting Agreement
     On January 1, 1998, the Company entered into a three-year agreement with two officers for consulting services. The agreement calls for aggregate payments of $192,000 during the first year, $240,000 during the second year, and $300,000 during the final year. In addition, the Company is required to issue 55,500 shares of its common stock per quarter until the agreement expires (see Note 10).

     Litigation
     The Company may become involved in various litigation arising in the normal course of business. Management believes the outcome of such litigation would not have a material effect on the Company.


NOTE 10 - SHAREHOLDERS' DEFICIT

     Common Stock
     During the year ended September 30, 2002, the Company issued 8,598,295 shares of common stock in exchange for cash totaling $208,121.

     During the year ended September 30, 2002, the Company issued 473,120 shares of committed common stock valued at $127,270 as partial payment under a non -compete agreement originally valued at $216,001.

     During the year ended September 30, 2002, the Company issued 125,000 shares of common stock valued at $2,500 for the exercise of warrants and $2,000 in subscriptions receivable collections.

     During the year ended September 30, 2002, the Company issued 2,000,000 shares of common stock valued at $40,000 as payment for a short-term loan from a related party.

     During the year ended September 30, 2002, the Company issued 500,000 shares of common stock in exchange for inventory valued at $10,000.

     During the years ended September 30, 2002 and 2001, the Company issued 22,735,228 and 4,520,750 shares, respectively, of common stock in exchange for consulting services valued at $854,612 and $932,772, respectively.

     During the years ended September 30, 2002 and 2001, holders of the Company's convertible debentures converted $356,062 and $66,750, respectively, of debentures into 14,704,960 and 1,215,368 shares, respectively, of common stock.

NOTE 10 - SHAREHOLDERS' DEFICIT (Continued)

     Common Stock (Continued)
     During the years ended September 30, 2002 and 2001, the Company issued options to employees for compensation in the amount of $0 and $3,200, respectively, and options to consultants for services valued at $38,000 and $440,785, respectively.

     During the year ended September 30, 2001, the Company issued an aggregate of 2,650,091 shares of common stock and committed to issue 21,333 shares of common stock in exchange for $240,200 in cash and $108,000 in subscriptions receivable.

     During the year ended September 30, 2001, the Company executed three separate transactions with an offshore company under Regulation "S" of the Securities Act of 1933. Under the terms of the agreements, the Company sold an aggregate of 10,472,473 shares of common stock. The sales were executed at a discount of 40% and raised $446,757 in cash and a subscription receivable of $33,967. As of September 30, 2001, 667,527 additional shares purchased for $21,751 remained un-issued under these agreements and are included in committed common stock.

     Committed Stock
     During the year ended September 30, 2001, the Company committed to issue 55,500 shares of common stock in exchange for consulting services valued at $77,700.

     Under the terms of a consulting agreement, the Company committed to issue 200,000 shares of common stock for services. The agreement called for 50,000 shares to be issued on March 1, 2000, 75,000 on May 1, 2000, and 75,000 on July 1, 2000. As of September 30, 2002, 95,000 shares remained unissued. Total expense associated with the agreement was $280,000, which was charged to operations during the year ended September 30, 2000. As of September 30, 2002, the Company recorded $133,000 in committed stock for the unissued shares.

     Under the terms of two expired consulting agreements, the Company committed to issue 333,000 shares of common stock for services. These shares remain unissued at September 30, 2002. The total expense associated with the agreements during the years ended September 30, 2002 and 2001 was $0 and $77,700, respectively.

NOTE 10 - SHAREHOLDERS' DEFICIT (Continued)

     Committed Stock (Continued)

     A summary of committed stock at September 30, 2002 is as follows:



                                                                         Shares             Amount
                                                                       ---------           ----------

           Shares  issuable  under 2000 consulting agreement              95,000         $    133,000

           Shares issuable to officers under expired
            consulting agreements                                        333,000              466,200
           Shares issuable under Branax consulting
            agreement                                                    326,880               88,258
           Shares  issuable under Regulation "S" placement               667,527               21,751
                                                                       ---------           ----------

                                          Total                        1,422,407         $    709,209
                                                                       =========           ==========


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

     Each employee or consultant as determined by the Board of Directors of the Company is eligible to be considered for the grant of awards under the 1998 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 1998 Plan is 500,000. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 1998 Plan. Under the 1998 Plan, incentive stock options must not be less than the per share par or stated value of the shares on the date the stock options are granted, subject to certain provisions.

     During the years ended September 30, 2002 and 2001, the Company granted options to purchase 28,000 and 60,000 shares of common stock, respectively, to employees or consultants. These options expire upon certain events.

     Other Options

     During the year ended September 30, 2001, the Company issued options to purchase 1,962,666 shares of common stock to consultants outside of the 1998 Plan and recognized $440,785 in consulting expense.


     General

    The following summarizes the Company's stock option transactions:

                                                                    Weighted-
                                          1998 Stock                 Average
                                          Option Plan                Exercise
                                           and Other                   Price

          Outstanding, September 30, 2000     224,500             $    0.05
            Granted                          2,022,666            $    0.05
            Exercised                        (102,000)            $    0.05
            Expired/forfeited                (38,100)             $    0.05

          Outstanding, September 30, 2001    2,107,066            $    0.05
            Granted                            28,000             $    0.05
            Expired/forfeited                (856,000)            $    0.05

         Outstanding, September 30, 2002     1,279,066            $    0.05

         Exercisable, September 30, 2002     1,279,066            $    0.05

     At September 30, 2002 and 2001, the Company's options outstanding had a weighted-average contractual life of three months.

     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and recognized compensation expense for its stock-based compensation plans based on the excess of the fair market value of the Company's stock over the exercise price of the employee option. Pro forma information is not presented since the difference between the fair market value of the options issued and the expense recognized is not material.

     Stock Purchase Warrants
     During the year ended September 30, 2000, the Company sold a warrant to purchase 333,333 shares of its common stock for $0.75 per share. The warrant was sold under a subscription agreement for $250,000. As of September 30, 2001, the Company had collected $205,000 against the receivable. During the year ended September 30, 2001, the Company adjusted the purchase price of the warrant to $212,500, resulting in an adjustment to the subscription receivable of $37,500 and a corresponding offset to additional paid-in capital. The remaining balance of $45,000 is reflected as a reduction in shareholders' equity.
NOTE 10 - SHAREHOLDERS' DEFICIT (Continued)

     Stock Purchase Warrants (Continued)
     During the year ended September 30, 2002, the Company granted warrants to purchase 25,624,500 shares of common stock to consultants in exchange for services valued at $412,773. The exercise price of the warrants ranges from $0.01 to $0.50. The warrants vest immediately and have expiration dates ranging from one to five years.

     The following table summarizes information about the warrants outstanding at September 30, 2002:


                                                          Weighted-        Weighted-
                                         Weighted-         Average         Average
                                          Average         Exercise         Exercise
    Range of                             Remaining        Price of         Price of
    Exercise             Warrants         Warrants       Contractual       Warrants         Warrants
     Prices           Outstanding       Exercisable          Life         Outstanding       Exercisable
 =========================================================================================================
   $0.01  - 0.50       26,307,000      26,307,000        3.4 years       $     0.02         $    0.02


NOTE 11 - INCOME TAXES

     Significant components of the Company's deferred tax assets for federal and state income taxes as of September 30, 2002 consisted of the following:

          Deferred tax asset
            Net operating loss carryforwards            $ 368,000
            Valuation allowance                           368,000

               Net deferred tax asset                   $       -

     A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30, 2002 and 2001 was as follows:
                                                                2002       2001
          Income tax provision computed at federal statutory
            tax rate                                             34.0%     34.0%
          State taxes, net of federal benefit                     6.0       6.0
          Change in deferred income tax valuation reserve
            and other                                           (40.0)    (40.0)

               Total                                              - %        - %

NOTE 11 - INCOME TAXES (Continued)

     As of September 30, 2002, the Company had federal net operating loss carryforwards of approximately $11,424,000 which expire through 2016.

     During the year ended September 30, 2002, the Company did not utilize its federal net operating loss carryforwards.


NOTE 12 - RELATED PARTY TRANSACTIONS

     During the years ended September 30, 2002 and 2001, the Company paid rent of $18,000 and $10,349, respectively, to a family member of a Company employee for its primary place of operations.

     At September 30, 2002, the Company owed a shareholder of the Company $224,596 under a loan payable agreement. The loan bears interest at 15% per annum and is currently in default.


NOTE 13 - SEGMENT INFORMATION

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

     Summarized   financial  information  concerning  the  Company's  reportable segments is shown in the following table for the years ended September 30, 2002 and 2001:


                                                          2002
                                    --------------------------------------------------
                                       Machine
                                      Sales and
                                       Rentals                 Flavorings         Total

          Total assets              $ 443,124 $                   -             $   443,824
          Revenue                   $ 217,556 $                   -             $   217,556
            Loss  from  operations  $(2,418,385)          $  (661,620)          $(3,080,005)



                                                            2001
                             ---------------------------------------------------------------
                                      Machine
                                      Sales and
                                       Rentals                 Flavorings           Total


          Total assets                 $ 699,747               $ 613,047        $ 1,312,794
          Revenue                      $ 238,062               $   -            $   238,062
             Loss from operations      $(3,258,387)            $ (34,945)       $(3,293,332)



NOTE 14 - SUBSEQUENT EVENTS

     Subsequent to the year ended September 30, 2002, the Company issued 5,300,000 shares of common stock in exchange for consulting services valued at the fair market value of $159,000.

     Subsequent to the year ended September 30, 2002, the Company agreed with several convertible debenture holders that the maturity date of the debt be extended until November 30, 2002 and that additional conversions take place after December 16, 2002. In consideration, the Company increased the principal amount owed by $27,550 and redeem $17,550 from the principal balance into 1,500,000 shares of common stock.

     Subsequent to the year ended September 30, 2002, the Company issued 1,500,000 shares of common stock in connection with $17,550 in convertible debentures.

     Subsequent to the year ended September 30, 2002, the Company signed an investment banking term agreement with an investment banker. The investment banker will provide advisory services in exchange for warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.02 per share. The holder will be issued 250,000 shares of common stock during the next common stock registration statement.

     Subsequent to the year ended September 30, 2002, the Company issued a $10,000 short-term promissory note payable. The note is due on January 7, 2003, bears a $1,000 fixed interest repayment, plus 50,000 shares of common stock, and is collateralized by the assignment of 1,000,000 shares of common stock. The note payable is currently in default.

     Subsequent to the year ended September 30, 2002, the Company issued a $26,500 short-term promissory note payable. The note is due on January 17, 2003 and requires that 25,000 shares of common stock be paid in addition to the principal. The note payable is currently in default.

NOTE 14 - SUBSEQUENT EVENTS (Continued)

     Subsequent to the year ended September 30, 2002, the Company issued a $10,000 short-term promissory note payable. The note is due on February 1, 2003, bears an imputed interest rate of 15% per annum, and is collateralized by 100,000 shares of common stock. The note payable is currently in default.

     Subsequent to the year ended September 30, 2002, the Company issued a $10,000 convertible debenture. The debenture is due on February 12, 2003, bears interest at 15% per annum that is payable quarterly, and is convertible at the rate of 400,000 shares of common stock per $10,000 at any time before maturity.

     Subsequent to the year ended September 30, 2002, the Company issued a $25,000 short-term promissory note payable. The note is due on March 15, 2003, bears a $5,000 flat interest repayment, and is collateralized by the assignment of income from 10 revenue sharing machines and 250,000 shares of common stock. The income generated must be at least $5,000 per month for one year. The note may be renewed up to two times by paying a flat rate of 6.5% of the principal amount for each renewal period.

     Subsequent to the year ended September 30, 2002, the Company issued a $25,000 short-term promissory note payable. The note is due on March 18, 2003, bears a $5,000 flat interest repayment, and is collateralized by the assignment of income from 10 revenue sharing machines. The income generated must be at least $5,000 per month for one year. The note may be renewed up to two times by paying a flat rate of 6.5% of the principal amount for each renewal period. The holder will be issued 250,000 shares of common stock during the next common stock registration statement.

     Subsequent to the year ended September 30, 2002, the Company issued a $10,000 short-term promissory note payable. The note is due on March 19, 2003, bears a $2,000 flat interest repayment, and is collateralized by the assignment of income from four revenue sharing machines. The income generated must be at least $2,000 per month for one year. The note may be renewed up to two times by paying a flat rate of 6.5% of the principal amount for each renewal period. The holder will be issued 100,000 shares of common stock during the next common stock registration statement.

     Subsequent to the year ended September 30, 2002, the Company issued a $30,000 short-term promissory note payable. The note is due on April 20, 2003, bears a $6,000 flat interest repayment, and is collateralized by the assignment of income from 10 revenue sharing machines. The income generated must be at least $5,000 per month for one year. The note may be renewed up to two times by paying a flat rate of 6.5% of the principal amount for each renewal period. The holder will be issued 300,000 shares of common stock during the next common stock registration statement.

NOTE 14 - SUBSEQUENT EVENTS (Continued)

     Subsequent to the year ended September 30, 2002, the Company issued a $15,000 short-term promissory note payable. The note is due on April 22, 2003, bears a $3,000 flat interest repayment, and is collateralized by the assignment of income from six revenue sharing machines. The income generated must be at least $3,000 per month for one year. The note may be renewed up to two times by paying a flat rate of 6.5% of the principal amount for each renewal period. The holder will be issued 150,000 shares of common stock during the next common stock registration statement.

     Subsequent to the year ended September 30, 2002, the Company issued a $10,000 short-term promissory note payable. The note is due on April 27, 2003, bears a $1,000 fixed interest payment, plus the issuance of 50,000 shares of common stock, and is collateralized by the assignment of 1,000,000 shares of common stock.

     Subsequent to the year ended September 30, 2002, the Company issued a $100,000 convertible debenture. The debenture is due on December 31, 2002, bears interest at 18% per annum that is payable quarterly, and is convertible at the rate of 333,333 shares of common stock per $10,000 at any time before maturity. The note payable is currently in default.

     Subsequent to the year ended September 30, 2002, the Company issued a $1,000 convertible debenture. The debenture is due on January 2, 2003, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. The note payable is currently in default.

     Subsequent to the year ended September 30, 2002, the Company issued a $25,000 convertible debenture. The debenture is due on March 20, 2003, bears interest at 18% per annum that is payable quarterly, and is convertible at the rate of 666,666 shares of common stock per $10,000 at any time before maturity.

     Subsequent to the year ended September 30, 2002, the Company issued a $5,000 convertible debenture. The debenture is due on April 15, 2003, bears interest at 15% per annum that is payable quarterly, and is convertible at the rate of 250,000 shares of common stock per $10,000 at any time before maturity.
      F-

ITEM 8.  CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         DISCLOSURE

None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

Directors and Executive Officers

The Directors and executive officers of Pop N Go, Inc. and their ages and positions are set forth below:

        Name                  Age           Title
        ------------          ---           ---------------------------

        Melvin Wyman          64            Chief Executive Officer,
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


               ITEM 12.  CERTAIN RELATIONSHIPS
                     AND RELATED TRANSACTIONS

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



          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     3.01    Amendment to Articles of Incorporation of July 30, 2001 *
     3.02    Amendment to Articles of Incorporation of February 7, 2002 *
     3.1     Articles of Incorporation and Amendments(1)
     3.2     Bylaws(1)
    10.1     Lease Agreement (Whittier, California)(1)
    10.12    Employment Agreement with Calblue, Inc.(1)
    10.13    Employment Agreement with Gwendolyn Investments, LP(1)
    24.1     Consent of Singer, Lewak, Greenbaum & Goldstein, LLP
    99.01    Certification Of CEO and CFO

(1) Filed previously as part of the Company's Registration Statement on Form SB-2, filed with the Commission on February 8, 2000.

* Previously filed, incorporated as reference

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

B.   Reports on 8-K.

     No reports on Form 8K were filed during the last quarter of the period covered by this Form 10KSB Report.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     POP N GO, INC.


Date: February 14, 2003      By: /s/ Mel Wyman
                                     -------------
                                     Mel Wyman
                                     Chief Executive Officer and Sole Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:                Capacity in Which Signed:

By: /s/ Mel Wyman         Chief Executive Officer and Sole Director
        ----------
        Mel Wyman


Date: February 14, 2003




CERTIFICATION

I, Mel Wyman, certify that:

1.      I have reviewed this annual report on Form 10-KSB of Pop N Go, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am the registrant's only certifying officer and am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
                and

        c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Mel Wyman
 -------------------------
    Mel Wyman
    Chief Executive Officer and Sole Director