Form 10KSB/A
period 2002-09-30
POP N GO INC
filed 2003-02-21
CIK 1071819

================================================================================

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

GOING CONCERN

Our independent auditor, Singer, Lewak, Greenbaum & Goldstein, LLP, has expressed substantial doubt as to the Company's ability to continue as a going concern for the year ended September 30, 2002 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default of all of its convertible debentures and short-term note payables. The Company currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or convertible debentures and increasing its marketing activities to increase sales and to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shutdown operations.

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

Fiscal Year             150,000                 None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $36,000.00
                                                                  Offshore Person

Fiscal Year             10,472,473              None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $446,757.23
                                                                  Offshore Person

Fiscal Year             1,000,000               None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $100,000.00
                                                                  Offshore Person

Fiscal Year             400,000                 None              Cash, Offshore                 None               Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $100,000.00
                                                                  Offshore Person

Fiscal Year             2,116,043               None              Purchase By                                       Reg S
Ended 9/02              Common Stock                              Asian Group
                                                                  $52,737.00


Fiscal Year             13,595,228              None              Consulting
Ended 9/02              Common Stock                              $314,773



Fiscal Year             4,600,000               None              Convertible
Ended 9/02              Common Stock                              Debt
                                                                  Conversion
                                                                  $203,000

Fiscal Year             2,000,000               None              Debt
Ended 9/02              Common Stock                              Reduction
                                                                  Related
                                                                  Party
                                                                  $40,000.00

Fiscal Year             500,000                 None              Inventory
Ended 9/02              Common Stock                              Purchase
                                                                  $10,000.00


Fiscal Year             473,120                 None              Non-Compete
Ended 9/02              Common Stock                              Agreements
                                                                  $127,743.00


Fiscal Year             300,000                 None              Compensation                                      Reg S
Ended 9/02              Common Stock                              Penalty
                                                                  $6,000.00


Fiscal Year             426,667                 None              Cash Purchase
Ended 9/02              Common Stock                              $10,200


Fiscal Year             6,206,363               None              Cash Purchase                                     Reg S
Ended 9/02              Common Stock                              - Offshore
                                                                  $149,660.00


Fiscal Year             115,000                 None              Cash Purchase
Ended 9/02              Common Stock                              for Warrants
                                                                  $2,300.00


Fiscal Year             1,000,000               None              Consulting                                        Reg S
Ended 9/02              Common Stock                              $15,000




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

Total operating expenses consist of general and administrative expenses. For the year ended September 30, 2002, total operating expenses were $2,967,334.
For the year ended September 30, 2001, total operating expenses were $2,924,315. This represents a 1.5% increase over the same period in the prior year. Interest expense went from $452,642 for the year ended September 30, 2001 to $1,145,477 for year ended September 30, 2002.

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

GOING CONCERN

Our independent auditor, Singer, Lewak, Greenbaum & Goldstein, LLP, has expressed substantial doubt as to the Company's ability to continue as a going concern for the year ended September 30, 2002 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default of all of its convertible debentures and short-term note payables. The Company currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or convertible debentures and increasing its marketing activities to increase sales and to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shutdown operations.

Impairment of Goodwill

The Company has adopted SFAS No. 142 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of September 30, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges.

Upon transition to the new impairment model, the Company recognized a reduction of its entire goodwill in the amount of $613,457. This charge was a result of the valuation of goodwill based on a discounted cash flow method in the 4th quarter in accordance to SFAS No. 142.

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

/s/SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
   --------------------------------------
   SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

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

Supplemental schedule of non-cash investing and financing activities (Continued)

* During the year ended September 30, 2002, the Company issued 2,000,000 shares of common stock valued at $40,000 as payment for a short-term loan from a related party.

* During the year ended September 30, 2002, the Company issued 500,000 shares of common stock in exchange for inventory valued at $10,000.

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

* During the year ended September 30, 2002, the Company issued 473,120 shares of committed common stock valued at $127,270 as for a partial earn out of a non-compete agreement originally valued at $216,001.

* During the years ended September 30, 2002 and 2001, the Company issued options to employees for compensation in the amount of $0 and $3,200, respectively, and options to consultants for services valued at $38,000 and $440,785, respectively.

* During the year ended September 30, 2001, the Company committed to issue 55,500 shares of common stock in exchange for consulting services valued at $77,700.

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

          Inventory                                     $  23,699
          Goodwill                                        613,047
          Liabilities assumed                            (286,746)
                                                        ---------
            Total purchase price                        $ 350,000
                                                        =========
     Branax is a developer and marketer of custom flavoring for popcorn and was acquired by the Company for the purpose of exploiting the flavor as a complement for the Company's popcorn machines and its potential as a stand-alone product line.

     The unaudited pro forma results of operations for the year ended September 30, 2001 as if Branax were acquired on October 1, 1999 were as follows:

          Revenue, as reported                          $ 238,062
          Branax (unaudited)                                    -
                                                        ---------
            Revenue, pro forma (unaudited)              $ 238,062
                                                        =========

          Gross loss, as reported                       $(332,535)
          Branax (unaudited)                                    -
                                                        ---------
            Gross loss, pro forma (unaudited)           $(332,535)
                                                        =========

          Net loss, as reported                       $(3,736,350)
          Branax (unaudited)                              (89,139)
                                                        ---------
            Net loss, pro forma (unaudited)           $(3,825,489)
                                                        =========

          Net loss per share, as reported                $  (0.30)
          Branax (unaudited)                                (0.01)
                                                        ---------
            Net loss per share, pro forma (unaudited)    $  (0.31)
                                                        =========
     Non-Compete Agreements

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


NOTE 5 - INVENTORIES

     Inventories at September 30, 2002 consisted of the following:

          Raw materials                                 $ 182,120
          Finished goods                                   17,170
                                                         --------
                                                          199,290
          Reserve for obsolescence                          9,400
                                                         --------
            Total                                       $ 189,890
                                                         ========

NOTE 6 - INTANGIBLE ASSETS

     Intangible assets at September 30, 2002 consisted of the following:

          Consulting agreement                          $  88,258
          Non-compete agreements                          127,743
                                                         --------
                                                          216,001
          Less accumulated amortization                   126,001
                                                         --------
            Total                                       $  90,000
                                                         ========

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


          Note payable dated December 18, 2000 assumed in acquisition of Branax, bearing interest at 8% per annum and due in
            January 2002.  This note payable is currently in default.           3,000

          Note payable dated April 15, 2002, bearing interest imputed at
            15% per annum and due in October 2004.  This note payable
            is currently in default.                                           57,500

          Note payable dated April 24, 2002, bearing interest imputed at
            15% per annum and due in September 2002.  This note
            payable is currently in default.                                    8,000

          Note payable dated February 22, 2002, bearing interest at 17%
            per annum and due in December 2002.  This note
            payable is currently in default.                                    6,000

          Note payable dated April 1, 2002, bearing interest at 15% per annum and due in May 2003.  This note payable is currently
            in default.                                                         6,893

          Note payable dated July 23, 2002, bearing interest of $500 due at maturity in August 2002.  This note payable is currently
            in default.                                                        20,000
                                                                              -------
                         Total                                             $  664,744
                                                                              =======


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

  Amount         Due   Date        Interest             Conversion
                                    Rates                  Rates

  $ 10,000       October 1, 2001     12% per annum      $0.10/share
    69,342       October 1, 2001     15% per annum      $0.50/share
   221,658       October 1, 2001     15% per annum      $0.25/share

 $ 301,000   Total
  =========
     In accordance with accounting principles generally accepted in the United States of America, the Company recorded interest expense related to the beneficial conversion features on these notes of $21,400. All of the 2001 notes are currently in default.

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

  $ 821,600   Total
   ==========

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

NOTE 8 - CONVERTIBLE DEBT (Continued)

     General

     The amounts raised and converted during the year ended September 30, 2002 were as follows:



                            2000           2001         2002        Series A
                            Notes          Notes        Notes      Debentures      Total

       Outstanding,
        September
        30, 2001        $ 866,420        $ 451,500      $       -    $ 213,250       $ 1,531,170
       Raised during
        2002                    -                -        848,100       42,339           890,439
       Principal
        paid during
        2002               (7,479)         (10,500)        (5,500)      (8,891)          (32,370)
       Converted
        into common
        stock during
        2002                -             (140,000)       (21,000)    (196,663)         (357,663)
       Converted
        into short-
        term note
        payable
        during
        2002              (10,000)               -              -            -           (10,000)
                         --------         --------       --------      -------         ---------
       Outstanding,
        September
        30, 2002        $ 848,941        $ 301,000      $ 821,600     $ 50,035         2,021,576
                         ========         ========       ========      =======         =========
                                                               Less discount on debt     125,000
                                                                                       ---------
                                                                              Total   $1,896,576
                                                                                       =========

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


     General

    The following summarizes the Company's stock option transactions:

                                                                Weighted-
                                              1998 Stock         Average
                                              Option Plan        Exercise
                                               and Other           Price
                                              -----------      ----------
          Outstanding, September 30, 2000        224,500      $    0.05
            Granted                             2,022,666     $    0.05
            Exercised                           (102,000)     $    0.05
            Expired/forfeited                   (38,100)      $    0.05
                                              -----------
          Outstanding, September 30, 2001       2,107,066     $    0.05
            Granted                               28,000      $    0.05
            Expired/forfeited                   (856,000)     $    0.05
                                              -----------
         Outstanding, September 30, 2002        1,279,066     $    0.05
                                              ===========
         Exercisable, September 30, 2002        1,279,066     $    0.05
                                              ===========

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

     The following table summarizes information about the warrants outstanding at September 30, 2002:


                                                          Weighted-        Weighted-
                                         Weighted-         Average         Average
                                          Average         Exercise         Exercise
    Range of                             Remaining        Price of         Price of
    Exercise             Warrants         Warrants       Contractual       Warrants         Warrants
     Prices           Outstanding       Exercisable          Life         Outstanding       Exercisable
 =========================================================================================================
   $0.01  - 0.50       26,307,000      26,307,000        3.4 years       $     0.02         $    0.02


NOTE 11 - INCOME TAXES

     Significant components of the Company's deferred tax assets for federal and state income taxes as of September 30, 2002 consisted of the following:

          Deferred tax asset
            Net operating loss carryforwards            $ 368,000
            Valuation allowance                           368,000
                                                         --------
               Net deferred tax asset                   $       -
                                                         ========

     A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30, 2002 and 2001 was as follows:

                                                                2002       2001
          Income tax provision computed at federal statutory   ------    ------
            tax rate                                             34.0%     34.0%
          State taxes, net of federal benefit                     6.0       6.0
          Change in deferred income tax valuation reserve
            and other                                           (40.0)    (40.0)
                                                               ------    ------
               Total                                                -%        -%
                                                               ======    ======

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

     Summarized   financial  information  concerning  the  Company's  reportable segments is shown in the following table for the years ended September 30, 2002 and 2001:


                                                            2002
                                      ------------------------------------------------------
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



                                                            2001
                                      ------------------------------------------------------
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


                                     POP N GO, INC.


Date: February 21, 2003      By: /s/ Mel Wyman
                                     -------------
                                     Mel Wyman
                                     Chief Executive Officer and Sole Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:                Capacity in Which Signed:

By: /s/ Mel Wyman         Chief Executive Officer and Sole Director
        ----------
        Mel Wyman


Date: February 21, 2003




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

Date: February 21, 2003

/s/ Mel Wyman
 -------------------------
    Mel Wyman
    Chief Executive Officer and Sole Director