Form 10KSB/A
period 2002-09-30
POP N GO INC
filed 2003-02-24
CIK 1071819

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


                                     POP N GO, INC.


Date: February 24, 2003      By: /s/ Mel Wyman
                                     -------------
                                     Mel Wyman
                                     Chief Executive Officer and Sole Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:                Capacity in Which Signed:

By: /s/ Mel Wyman         Chief Executive Officer and Sole Director
        ----------
        Mel Wyman


Date: February 24, 2003




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

Date: February 24, 2003

/s/ Mel Wyman
 -------------------------
    Mel Wyman
    Chief Executive Officer and Sole Director