Form 10QSB
period 2002-12-31
POP N GO INC
filed 2003-03-14
CIK 1071819

================================================================================

                              United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB


                                (Mark one)
       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE  ACT OF 1934 For
                   the quarterly period ended 12/31/02

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

       State  the  number  of shares outstanding  of  each  of  the
       Issuer's  classes  of  common  equity,  as  of  the   latest
                       practicable date: 85,069,895


       Transitional Small Business Disclosure Format (Check  One):
                            Yes [  ]  No [ x ]



                                      INDEX


                                                                           Page
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS - ............ ..........................F-1 - F-3

        CONSOLIDATED BALANCE SHEETS.........................................F-2

        CONSOLIDATED STATEMENTS OF OPERATIONS...............................F-3

        CONSOLIDATED STATEMENTS OF CASH FLOWS...............................F-4

NOTES TO FINANCIAL STATEMENTS.........................................F-5 - F-7

Item 2. Managements Discussion and Analysis of Financial Condition
        And Results of Operations.............................................2

Item 3.  Controls And Procedures..............................................7

Part II.        OTHER INFORMATION

Item 1. Legal Proceedings.....................................................8

Item 2. Changes in Securities and Use of Proceeds.............................8

Item 3. Defaults Upon Senior Securities.......................................8

Item 4. Submission of Matters to a Vote of Security Holders...................8

Item 5. Other Information.....................................................8

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......8

SIGNATURES....................................................................9

CERTIFICATION.................................................................9




                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements






                                 POP N' GO, INC.
                                 BALANCE SHEETS

                                   ASSETS


Current assets
  Cash and cash equivalents                    $     25,322      $      4,566
  Trade accounts receivable,
    less allowance for sale
    returns and doubtful account of
    $2,950 ($2,950 at Sept 30, 2002)                  4,464             5,977
  Inventories, net of reserve $9,400                181,387           189,890
  Prepaid expenses and other current assets           1,664             1,664
                                                   ---------         ---------
      Total current assets                     $    212,847           202,097

Rental inventory, net                               112,357           117,329
Furniture and equipment, net                         17,932            20,398
Intangible assets, net                               63,000            90,000
Other assets                                         10,500            14,000
                                                   ---------         ---------
    Total assets                               $    416,636      $    443,824
                                                   =========         ==========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Short-term notes payable                     $   774,744       $     664,744
  Loan payable - related party                     240,825             224,596
  Convertible debt, net                          2,029,727           1,896,576
  Accounts payable                                 414,803             428,895
  Accrued liabilities                            1,091,601             944,214
  Customer deposits                                 37,852              38,352
                                                 ---------           ---------
    Total current liabilities                  $ 4,589,552       $   4,197,377
                                                 ---------           ---------
Shareholders' deficit
 Common stock, $0.001 par value
  100,000,000 shares authorized
  shares issued and outstanding 83,069,894
  shares at December 31, 2002 and 76,269,894
  shares at September 30,2002                       83,070              76,269
Common stock committed                             709,209             709,209
Subscription receivable                          (173,644)           (173,644)
Additional paid-in capital                       1,406,778          11,261,028
Accumulated deficit                           (16,198,329)        (15,626,415)
                                                ----------         -----------
      Total shareholders' deficit              (4,172,916)         (3,753,553)
                                                ----------         -----------
Total liabilities and shareholders' deficit  $    416,636       $     443,824
                                                ==========           =========
See accompanying notes to financial statements.

                                POP N' GO, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTH PERIOD
                        ENDED DECEMBER 31, 2002 and 2001
                                  (UNAUDITED)

                                                 Three Months
                                              2002            2001
                                           ----------     ---------

Net sales                               $    51,807   $      20,820
Costs of goods sold                          81,304          62,232
                                           ----------     ---------
   Gross profit                             (29,497)       (41,412)
                                           ----------     ---------
Operating expenses:
  Administrative and general                422,311         414,477
  Development costs                               -               -
                                          ----------      ---------
Total operating expenses                    422,331         414,477

Operating loss                             (451,828)      (455,889)
Interest expense                           (121,759)       (72,979)
Other income                                  1,673           5,854
                                           ----------     ---------
Income (loss) before
  income taxes                             (571,914)      (523,014)
Provision for income taxes                        -               -
                                           ----------     ---------

Net profit (loss)                       $  (571,914)  $   (523,014)

Retained deficit, beginning of period   (15,626,415)   (11,152,889)

Retained deficit, end of period         (16,198,415)   (11,675,903)


Per common share information:
  Net earnings (loss)                   $  (517,914)  $   (523,014)
                                          ==========      =========
Earnings (loss) per share:              $     (0.01)  $      (0.07)
                                         ==========       =========
Weighted average shares
  outstanding used in the
  per share calculation:
    Basic and diluted                     79,669,894     37,566,636
                                        ============     ==========

See accompanying notes to financial statements.

                                POP N' GO, INC.
                            STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTH PERIODS
                        ENDED DECEMBER 31, 2002 AND 2001
                                  (UNAUDITED)

                                                        Three Months
                                                     Ended December 31,
                                                     2002           2001
                                                  ----------     ----------
Cash flows used in operating activities
   Net income (loss)                            $ (571,914)     $ (523,014)


Adjustments to reconcile net income
 (loss to net cash provided by
 operating activities:
   Depreciation and amortization                     44,188           7,165
   Issuance of common stock for services            120,000          31,200
   Issuance of convertable debt for services         27,500           2,513

Changes in assets and liabilities:
   Accounts receivable                                1,513         (1,094)
   Inventories                                        8,503          61,979
   Other accounts payable and
       accrued expenses                             164,025         144,660
                                                  ----------       ---------
Net cash used in operating activities              (206,135)       (628,824)
                                                  ----------       ---------

Cash flows from investing activities:
   Capital expenditures                                    -              -
                                                  ----------     ----------
Net cash(used in)investing activities                      -              -
                                                  ----------     ----------

Cash flows (used in) from financing activities:
   Stock issuance costs                                    -              -
   Convertible debentures                            116,901        130,356
   Common stock                                      110,000              -
   Loan Payable                                            -          2,115
   Subscription receivable                                 -         12,400
   Additional paid in capital                              -         50,621
                                                  ----------     ----------
Net cash provided by financing                       226,901        195,492
activities                                        ----------     ----------

Net decrease in cash and cash                         20,766       (81,099)
equivalents
Cash and cash equivalents,
  beginning of period                                  4,566        90,874
                                                  ----------      ---------
Cash and cash equivalents,
  end of period                               $       25,332   $     9,775
                                                  ==========      =========

Supplemental disclosure of
  cash flow information:

   Cash paid during the period for:
     Interest                                $      121,759    $    72,979
                                                 ==========     ==========

     Income taxes                            $            -    $         -
                                                 ==========     ==========

See accompanying notes to financial statements.

                         POP N GO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FORTHE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                  (UNAUDITED)

1.      Summary of significant accounting policies:

        Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended December 31, 2002 and 2001.

        Certain information and footnote disclosures normally included in financial principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited financial statements as of September 30, 2002.

        Principles of consolidation: The Company's consolidated financial statements include the accounts of the Pop N Go, Inc. and its wholly-owned subsidiaries, Nuts To Go, Inc and Branax, LLC. All intercompany balances and transactions have been eliminated.

2.      Going concern issues

        The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. As of December 31, 2002 substantially all of the convertible debt is in default.

3.      Debt financing:

        During the three months ended December 31, 2002, the Company received proceeds of $116,901 from the issuance of convertible debentures. The convertible debentures bear interest at a rate of 15% annum and mature on various dates.

        For the period of three months ended December 31, 2002, the Company received proceeds of $110,000 from the issuance of short-term notes. The short-term notes bear an interest at a rate varying from 10% - 20% and are due within an average of 90 days from the date of issuance.

        The short terms notes are collaterized by income from revenue sharing machines. The minimum monthly revenues range from $2,000 to $5,000. If the assigned income machines does not produce the minimum income, the Company will assigned income from additional machines such that the revenue from all assigned machines will satisfy the minimum income. Certain notes are also collaterized by 2,350,000 common stock shares and 800,000 common stock shares issuable during the next common stock registration statement.

4.      Income or Loss per share:

Income or Loss per share for the 2002 and 2001 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding.

5.    Equity

Common Stock

During the quarter ended December 31, 2002, the Company had the following common stock issuances: The Company issued 4,000,000 common stock shares valued at $120,000 to consultants in exchange for services. The Company also issued 1,300,000 common stock shares valued at $15,000 for legal services rendered.
The Company issued 1,500,000 common stock shares valued at $17,550 for the conversion of convertible debentures.

 6.   Commitments

During mid-2002, three employees changed employment status to independent consultants. These consultants continue to provide the Company with similar services since their change of employment status. The Company has written and verbal consulting agreements with these consultants. The Company may be liable for additional payroll taxes if these consultants are classified as employees by governmental taxing authorities.

 7.   Subsequent Events

Subsequent to the quarter ended December 31, 2002, the company issued a $10,000 convertible debenture. The debenture is due on February 12, 2003, bears interest at 15% per annum that is payable quarterly, and is convertible at the rate of 400,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the quarter ended December 31, 2002, the Company issued a $30,000 short-term promissory note payable. The note is due on April 20, 2003, bears a $6,000 flat interest repayment, and is collateralized by the assignment of income from 10 revenue sharing machines. The income generated must be at least $5,000 per month for one year. The note may be renewed up to two times by paying a flat rate of 6.5% of the principal amount for each renewal period. The holder will be issued 300,000 shares of common stock during the next common stock registration statement. If the assigned income machines do not produce the minimum income, the Company will assign income from additional machines such that the revenue from all assigned machines will satisfy the minimum income.

Subsequent to the quarter ended December 31, 2002, the Company issued a $5,000 convertible debenture. The debenture is due on April 15, 2003, bears interest at 15% per annum that is payable quarterly, and is convertible at the rate of 250,000 shares of common stock per $10,000 at any time before maturity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Versus Period Ended December 31, 2001

Results of Operations The Company incurred a net loss of $571,914 for the period ended December 31, 2002 as compared to a net loss of $523,014 for the period ended December 31, 2001. This loss represents a loss from operations of $451,828 and $455,889 for the period ended December 31, 2002 and 2001, respectively. The net loss also includes interest expense and other income totaling $120,086 and $67,125 for the three months ended December 31, 2002 and 2001, respectively.

Total revenues for the period ended December 31, 2002 were $51,807 as compared to $20,820 for the period ended December 31, 2001. This represents an increase in revenues of 148.8% over the same period in the prior year. This increase was primarily due to the Company focusing its sales efforts on placing Company owned and operated machines, which produce a long-term revenue stream.

Total cost of goods sold for the period ended December 31, 2002 was $81,304 as compared to $62,232 for the period ended December 31, 2001. This increase is due to an increase in salaries. The gross profit on the equipment sales went from -199% for the period ended December 31, 2001 to -56.9% for the period ended December 31, 2002.

Total operating expenses consist entirely of general and administrative expenses. For the period ended December 31, 2002, total operating expenses were $422,331. For the period ended December 31, 2001, total operating expenses were $414,477. This represents a 1.9% increase over the same period in the prior year. This increase was primarily due to the issuance of stock in exchange for consulting services.

Interest expense and other income went from $67,125 for the period ended December 31, 2001 to $120,086 for period ended December 31, 2002. This increase was due to the additional issuance of convertible debentures and short-term notes.

Liquidity and Capital Resources

As of December 31 2002, the Company had cash and cash equivalents of $25,332 as compared to cash and cash equivalents of $9,775 as of December 31, 2001. At December 31, 2001, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($3,393,722) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($4,376,705) as of December 31, 2002. This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes. Net cash used in operating activities was $206,135 for period ended December 31, 2002 and $276,591 for the period ended December 31, 2001. Net cash from financing activities was $226,901 for period ended December 31, 2002, as compared to $195,492 for the period ended December 31, 2001. The Company raised a total of $226,901 from the issuance of convertible debentures and short-term notes during the period ended December 31, 2002. The amounts were used to fund the net loss from operations.

Going concern issues

As of December 31, 2002 substantially all of the convertible debt is in default. The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

Net cash from financing activities was $226,901 for the period ended December 31, 2002 as compared to $195,492 for the period ended December 31, 2001.

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

In June 2002, the FASB issued SFAS No. 146, > "> Accounting for Costs Associated
with Exit or Disposal Activities.> ">   This statement addresses financial
accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, > "> Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including Mel Wyman, the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of Mr. Wyman's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        No legal proceedings other than those in the ordinary course of business

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

Item 5. Other Information

        None.

Item 6.         Exhibits and Reports on Form 10Q-SB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

        Exhibit No.             Reference

        3.(i)*                 Certificate of Incorporation of Pop N Go, Inc.
        3.(ii)*                Bylaws
        99.01                  Certification of Chief Executive Officer and
                               Chief Financial Officer-Included


*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 10th day of March 2003.

POP N GO, INC.

/s/ Melvin Wyman
---------------
By Melvin Wyman,
Chief Financial Officer

CERTIFICATION

I, Mel Wyman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pop N Go, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

             /s/Mel Wyman
             -------------
              Mel Wyman
             Chairman, and Chief Financial Officer
            (Principle Financial Officer)