Form 10QSB
period 2003-03-31
POP N GO INC
filed 2003-05-21
CIK 1071819

================================================================================

                              United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB


                                (Mark one)
       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE  ACT OF 1934 For
                   the quarterly period ended 03/31/03

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

       State  the  number  of shares outstanding  of  each  of  the
       Issuer's  classes  of  common  equity,  as  of  the   latest
                       practicable date: 89,069,894


       Transitional Small Business Disclosure Format (Check  One):
                            Yes [  ]  No [ x ]



                                      INDEX


                                                                           Page
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS - ............ ..........................F-1 - F-4

        CONSOLIDATED BALANCE SHEETS.........................................F-2

        CONSOLIDATED STATEMENTS OF OPERATIONS...............................F-3

        CONSOLIDATED STATEMENTS OF CASH FLOWS...............................F-4

NOTES TO FINANCIAL STATEMENTS...............................................F-5

Item 2. Managements Discussion and Analysis of Financial Condition
        And Results of Operations.............................................2

Item 3.  Controls And Procedures..............................................8

Part II.        OTHER INFORMATION

Item 1. Legal Proceedings.....................................................9

Item 2. Changes in Securities and Use of Proceeds.............................9

Item 3. Defaults Upon Senior Securities.......................................9

Item 4. Submission of Matters to a Vote of Security Holders...................9

Item 5. Other Information.....................................................9

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......9

SIGNATURES....................................................................9

CERTIFICATION.................................................................10




                      PART I - FINANCIAL INFORMATION






                                 POP N' GO, INC.
                                 BALANCE SHEETS

                                   ASSETS
                                                    March 31,     September 30,
                                                      2003           2002
                                                   (Uaudited)     (Audited)
                                                 -------------  -------------
Current assets
  Cash and cash equivalents                    $     (2,251)     $      4,566
  Trade accounts receivable,
    less allowance for sale
    returns and doubtful account of
    $2,950 ($2,950 at Sept 30, 2002)                  4,647             5,977
  Inventories, net of reserve $9,400                162,012           189,890
  Prepaid expenses and other current assets           5,439             1,664
                                                   ---------         ---------
      Total current assets                     $    169,847           202,097

Rental inventory, net                               107,386           117,329
Furniture and equipment, net                         15,466            20,398
Intangible assets, net                               36,000            90,000
Other assets                                          7,000            14,000
                                                   ---------         ---------
    Total assets                               $    335,699      $    443,824
                                                   =========         ==========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Short-term notes payable                     $    856,744       $   664,744
  Loan payable - related party                      263,888           224,596
  Convertible debt, net                           2,081,093         1,896,576
  Accounts payable                                  437,848           428,895
  Accrued liabilities                               189,274           944,214
  Consulting payable                                200,749                 -
  Interest payable                                  670,169                 -
  Accrued payroll and payroll taxes                 159,398                 -
  Customer deposits                                  37,852            38,352
                                                  ---------          ---------
    Total current liabilities                  $  4,896,815      $  4,197,377
                                                  ---------          ---------
Shareholders' deficit
 Common stock, $0.001 par value
  100,000,000 shares authorized
  shares issued and outstanding 89,069,894
  shares at March 31, 2003 and 76,269,894
  shares at September 30,2002                       83,070             76,269
Common stock committed                             709,209            709,209
Subscription receivable                          (173,644)          (173,644)
Additional paid-in capital                       1,406,778         11,261,028
Retained deficit                              (16,198,329)       (15,626,415)
                                                ----------        -----------
      Total shareholders' deficit              (4,561,116)        (3,753,553)
                                                ----------        -----------
Total liabilities and shareholders' deficit  $    335,699       $    443,824
                                                ==========          =========
See accompanying notes to financial statements.



       F-2>

                                POP N' GO, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTH PERIODS
                         ENDED MARCH 31, 2003 and 2002
                                  (UNAUDITED)

                                                 Three Months               Six Months
                                              2003            2002        2003       2002
                                           ----------     ---------      -------   --------

Net sales                               $     6,990   $      74,670    $  31,975  $   95,490
Costs of goods sold                          22,514          38.195       37,713      47,427
                                           ----------     ---------      --------   --------
   Gross profit                             (15,524)         36,475      (5,738)      48,063
                                           ----------     ---------      --------   --------
Operating expenses:
  Administrative and general                277,587        524,141       766,021     993,118
  Development costs                               -              -             -           -
                                          ----------      ---------      --------   --------
Total operating expenses                    277,587        524,141       766,021     993,118
                                          ----------      ---------      --------   --------

Operating loss                             (293,111)      (487,666)     (771,759)   (945,055)
Interest expense                           (118,724)      (131,153)     (240,483)   (204,131)
Revenue sharing                              23,634              -        50,456         -
Other income                                      -          5,097         1,672      12,451
                                           ----------     ---------     ---------   --------
Income (loss) before
  income taxes                             (388,201)      (613,722)     (960,114) (1,136,735)
Provision for income taxes                        -              -             -           -
                                           ----------     ---------     ---------  ----------

Net profit (loss)                       $  (388,201)  $   (613,722)    $(960,114) $(1,136,735)

Per common share information:
  Net earnings (loss)                   $  (388,201)  $   (613,722)    $(960,114) $(1,136,735)
                                          ==========      =========    ==========  ==========
Earnings (loss) per share:              $    (0.004)  $      (0.01)    $   (0.01) $     (0.03)
                                          ==========      =========    ==========  ==========
Weighted average shares
  outstanding used in the
  per share calculation:
    Basic and diluted                     89,069,894     47,547,457    82,669,894  42,330,829
                                         ============    ==========    ==========  ==========

See accompanying notes to financial statements.


                                POP N' GO, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                         Six Months
                                                       Ended March 31,
                                                     2003           2002
                                                  ----------     ----------
Cash flows used in operating activities
   Net income (loss)                            $ (960,114)   $ (1,136,735)


Adjustments to reconcile net income
 (loss to net cash provided by
 operating activities:
   Depreciation and amortization                     88,376          67,270
   Issuance of common stock for services            120,000         123,347
   Issuance of convertable debt for services         27,550          94,825

Changes in assets and liabilities:
   Accounts receivable                                1,330           2,465
   Inventories                                       27,878          38,264
   Prepaid expenses                                 (3,775)               -
   Deposits                                           (700)               -
   Other accounts payable and
       accrued expenses                             338,621         282,397
                                                  ----------       ---------
Net cash used in operating activities              (306,834)       (528,127)
                                                  ----------       ---------

Cash flows from investing activities:
   Capital expenditures                                    -         (2,850)
                                                  ----------     ----------
Net cash(used in)investing activities                      -         (2,850)
                                                  ----------     ----------

Cash flows (used in) from financing activities:
   Stock issuance costs                                    -              -
   Convertible debentures                            162,017        251,669
   Note payable                                      192,000              -
   Common stock                                            -          8,182
   Subscription receivable                                 -         12,360
   Additional paid in capital                              -        168,954
                                                  ----------     ----------
Net cash provided by financing                       354,017        441,165
activities                                        ----------     ----------

Net decrease in cash and cash                        (6,817)       (89,812)
equivalents
Cash and cash equivalents,
  beginning of period                                  4,566        90,874
                                                  ----------      ---------
Cash and cash equivalents,
  end of period                               $      (2,251)   $     1,062
                                                  ==========      =========

Supplemental disclosure of
  cash flow information:

   Cash paid during the period for:
     Interest                                $      240,483    $   204,131
                                                 ==========     ==========

     Income taxes                            $            -    $         -
                                                 ==========     ==========

See accompanying notes to financial statements.


                         POP N GO, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)


1.      Summary of significant accounting policies:

Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended March 31, 2003 and 2002.

Certain information and footnote disclosures normally included in financial principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited financial statements as of September 30, 2003.

Principles of consolidation: The Company's consolidated financial statements include the accounts of the Pop N Go, Inc. and its wholly-owned subsidiaries, Nuts To Go, Inc and Branax, LLC. All intercompany balances and transactions have been eliminated.

2.      Going concern issues

The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. As of March 31, 2003 substantially all of the convertible debt is in default.

3.      Debt financing:

During the six months ended March 31, 2003, the Company received proceeds of $162,017 from the issuance of convertible debentures. The convertible debentures bear interest at a rate of 15% annum and mature on various dates.

For the period of six months ended March 31, 2003, the Company received proceeds of $192,000 from the issuance of short-term notes. The short-term notes bear an interest at a rate varying from 10% - 20% and are due within an average of 90 days from the date of issuance.

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

4.      Income or Loss per share:

Income or Loss per share for the 2003 and 2002 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding.

   5.    Equity

Common Stock

During the six months ended March 31, 2003, the Company had the following common stock issuances: The Company issued 4,000,000 common stock shares valued at $120,000 to consultants in exchange for services. The Company also issued 1,300,000 common stock shares valued at $15,000 for legal services rendered.
The Company issued 1,500,000 common stock shares valued at $17,550 for the conversion of convertible debentures.

   6.      Subsequent Events

Subsequent to the quarter ended March 31, 2003, the Company issued a $30,000 short-term promissory note payable. The note is due on April 20, 2003, bears a $6,000 flat interest repayment, and is collateralized by the assignment of income from 10 revenue sharing machines. The income generated must be at least $5,000 per month for one year. The note may be renewed up to two times by paying a flat rate of 6.5% of the principal amount for each renewal period. The holder will be issued 300,000 shares of common stock during the next common stock registration statement. If the assigned income machines does not produce the minimum income, the Company will assigned income from additional machines such that the revenue from all assigned machines will satisfy the minimum income.

Subsequent to the quarter ended March 31, 2003, the Company issued a $5,000 convertible debenture. The debenture is due on April 15, 2003, bears interest at 15% per annum that is payable quarterly, and is convertible at the rate of 250,000 shares of common stock per $10,000 at any time before maturity.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                          Three Months               Six Months
                                       2003            2002        2003       2002
                                    ----------     ---------      -------   --------

Net sales                             100.0%        100.0%        100.0%     100.0%
Cost of sales                        (322.1)          51.2       (117.9)      49.7
                                    ---------     ---------      ---------  ---------
Gross profit                         (222.1)          48.8        (17.9)      50.3

Administrative and general expenses 3,971.2          701.9       2,395.7   1,040.0
Development costs                       0.0            0.0           0.0       0.0

Loss from operations               (4,193.3)       (653.1)      (2,413.6)   (989.7)
Interest expense                   (1,698.5)       (175.6)        (752.1)   (213.8)
Other income                          338.1           6.8          163.0      13.0
                                   ----------    -----------    ----------  --------
Income (loss) before income taxes  (5,553.7)       (821.9)      (3,002.7)  (1,190.5)
Provision for income taxes               -            -             -         -
                                   ----------    -----------    ---------- ----------
Net income (loss)                  (5,553.7)%      (821.9)%     (3,002.7)% (1,190.5)%
                                   ==========    ===========    ========== ==========


Three Months Ended March 31, 2003 Versus Three Months Ended March 31, 2002

Results of Operations

The Company incurred a net loss of $388,201 for the period ended March 31, 2003 as compared to a net loss of $613,722 for the period ended March 31, 2002. This loss represents a loss from operations of $293,111 and $487,666 for the period ended March 31, 2003 and 2002, respectively. The net loss also includes interest expense and other income totaling $95,090 and $126,056 for the period ended March 31, 2003 and 2002, respectively.

Total revenues for the period ended March 31, 2003 were $6,990 as compared to $74,670 for the period ended March 31, 2002. This represents a decrease in
revenues of 90.6% over the same period in the prior year.   This decrease was
primarily due to a reduction in popcorn machine sales during 2002 and due to the Company's emphasis on revenue sharing locations.

Total cost of goods sold for the period ended March 31, 2003 was $22,514 as compared to $38,195 for the period ended March 31, 2002. The gross profit percent on the equipment sales was 26.5 % for the period ended March 31, 2003 and 48.8% for the period ended March 31, 2002.

Total operating expenses consist primarily of general and administrative expenses. For the period ended March 31, 2003, total operating expenses were $277,587. For the period ended March 31, 2002, total operating expenses were $524,141. This represents a 47% decrease over the same period in the prior year. This decrease was primarily due to decreases in salaries and wages paid to employees and consultants.

Interest expense and other income went from $126,056 for the period ended March 31, 2002 to $95,090 for the period ended March 31, 2003. This represents a decrease in interest expense and other income of 5.8% from the prior year. This decrease was due primarily to conversions of convertible debentures to equity.

Six Months Ended March 31, 2003 Versus Six Months Ended March 31, 2002

Results of Operations

The Company incurred a net loss of $960,114 for the period ended March 31, 2003 as compared to a net loss of $1,136,735 for the period ended March 31, 2002. This loss represents a loss from operations of $771,759 and $945,055 for the period ended March 31, 2003 and 2002, respectively. The net loss also includes interest expense and other income totaling $188,355 and $191,680 for the period ended March 31, 2003 and 2002, respectively.

Total revenues for the period ended March 31, 2003 were $31,975 as compared to $95,490 for the period ended March 31, 2002. This represents a decrease in revenues of 67% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2002 and due to the Company's emphasis on revenue sharing locations.

Total cost of goods sold for the period ended March 31, 2003 was $37,713 as compared to $47,427 for the period ended March 31, 2002. The gross profit percent on the equipment sales was 54.2% for the period ended March 31, 2003 and 50.3% for the period ended March 31, 2002.

Total operating expenses consist primarily of general and administrative expenses. For the period ended March 31, 2003, total operating expenses were $766,021. For the period ended March 31, 2002, total operating expenses were $993,118. This represents a 22.9% decrease over the same period in the prior year. This decrease was primarily due to lower salaries and wages paid to employees and consultants.

Interest expense and other income went from $191,680 for the period ended March 31, 2002 to $188,355 for the period ended March 31, 2003. This represents a decrease in interest expense and other income of 1.7% from the prior year. This decrease was due primarily to additional convertible debentures issued and the recognition of revenue sharing income.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and cash equivalents of ($2,251) as compared to cash and cash equivalents of $1,062 as of September 30, 2002. At September 30, 2002, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $3,995,280 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $4,726,968 as of March 31, 2003. Net cash used in operating activities was $360,834 for the period ended March 31, 2003 and $528,127 for the period ended March 31, 2002. The principal use of cash for the period ended March 31, 2003 was to fund the net loss from operations for the period. The Company raised a total of $354,017 from the issuance of issuance of convertible debentures and short-term notes during the period ended March 31, 2003, and this was used to fund the net loss from operations.

Going concern issues

As of March 31, 2003 substantially all of the convertible debt is in default. The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

The Company is pursuing various alternative sources of financing for both equipment manufacturing and for operations. In addition, the company is actively seeking to expand its revenue sharing locations and the outright sale of its products both domestically and internationally.

Net cash from financing activities was $354,017 for the period ended March 31, 2003 as compared to $441,165 for the period ended March 31, 2002.

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

In June 2002, the FASB issued SFAS No. 146,   "  Accounting for Costs Associated
with Exit or Disposal Activities.  "    This statement addresses financial
accounting and reporting for costs associated with exit or disposal activities
and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3,   "  Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value metho


ITEM 3.  CONTROLS AND PROCEDURES

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


ITEM 5. OTHER INFORMATION

                None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 10Q-SB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

      Exhibit No.             Reference

3.(i)*  Certificate of Incorporation of Pop N Go, Inc.
3.(ii)* Bylaws
99.01  Certification of Chief Executive Officer/Chief Financial Officer


*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 20th day of May 2003.

POP N GO, INC.

/s/ Melvin Wyman

By
     Melvin Wyman,
    Chief Financial Officer

CERTIFICATION

I, Mel Wyman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pop N Go, Inc.

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

Date: May 20, 2003

 /s/Mel Wyman
-----------------
 Mel Wyman
 Chairman, and Chief Financial Officer
(Principle Financial Officer)