Form 10QSB/A
period 2003-03-31
POP N GO INC
filed 2003-08-12
CIK 1071819

==========================================================================

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

Item 5. Other Information.....................................................9

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......9

SIGNATURES....................................................................9

CERTIFICATION.................................................................10




                      PART I - FINANCIAL INFORMATION






                                 POP N' GO, INC.
                                 BALANCE SHEETS

                                   ASSETS
                                                    March 31,     September 30,
                                                      2003           2002
                                                   (Uaudited)     (Audited)
                                                 -------------  -------------
Current assets
  Cash and cash equivalents                    $     (2,251)     $      4,566
  Trade accounts receivable,
    less allowance for sale
    returns and doubtful account of
    $2,950 ($2,950 at Sept 30, 2002)                  4,647             5,977
  Inventories, net of reserve $9,400                162,012           189,890
  Prepaid expenses and other current assets           5,439             1,664
                                                   ---------         ---------
      Total current assets                     $    169,847           202,097

Rental inventory, net                               107,386           117,329
Furniture and equipment, net                         15,466            20,398
Intangible assets, net                               36,000            90,000
Other assets                                          7,000            14,000
                                                   ---------         ---------
    Total assets                               $    335,699      $    443,824
                                                   =========         ==========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Short-term notes payable                     $    856,744       $   664,744
  Loan payable - related party                      263,888           224,596
  Convertible debt, net                           2,081,093         1,896,576
  Accounts payable                                  437,848           428,895
  Accrued liabilities                               189,274           944,214
  Consulting payable                                200,749                 -
  Interest payable                                  670,169                 -
  Accrued payroll and payroll taxes                 159,398                 -
  Customer deposits                                  37,852            38,352
                                                  ---------          ---------
    Total current liabilities                  $  4,896,815      $  4,197,377
                                               ---------          ---------
Shareholders' deficit
 Common stock, $0.001 par value
  100,000,000 shares authorized
  shares issued and outstanding 89,069,894
  shares at March 31, 2003 and 76,269,894
  shares at September 30,2002                       83,070             76,269
Common stock committed                             709,209            709,209
Subscription receivable                          (173,644)          (173,644)
Additional paid-in capital                      11,406,778         11,261,028
Retained deficit                              (16,586,529)       (15,626,415)
                                                ----------        -----------
      Total shareholders' deficit              (4,561,116)        (3,753,553)
                                                ----------        -----------
Total liabilities and shareholders' deficit  $    335,699       $    443,824

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


ITEM 5. OTHER INFORMATION

                None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 10Q-SB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

      Exhibit No.             Reference

3.(i)*  Certificate of Incorporation of Pop N Go, Inc.
3.(ii)* Bylaws
99.01   Amended Certification of Chief Executive
        Officer/Chief Financial Officer


*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 12th day of August 2003.

POP N GO, INC.

/s/ Melvin Wyman

By
     Melvin Wyman,
    Chief Financial Officer

CERTIFICATION

I, Mel Wyman, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q of Pop N Go, Inc.

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this amended quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this amended quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003

 /s/Mel Wyman
-----------------
 Mel Wyman
 Chairman, and Chief Financial Officer
(Principle Financial Officer)