Form 10QSB
period 2003-06-30
POP N GO INC
filed 2003-08-19
CIK 1071819

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark one)
                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended 6/30/03.

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes    No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 88,369,895

Transitional Small Business Disclosure Format (Check One): Yes   No

POP N GO, INC.

TABLE OF CONTENTS
                                                                PAGE NO.
                                                                 ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
          June 30, 2003 and September 30, 2002 ...................  3

         Condensed Consolidated Statements of Operations -
           For the three month and Six Month Periods
           Ended June 30, 2003 and 2002 .........................   4

         Condensed Consolidated Statements of Cash Flows -
           For the three month period
           ended June 30, 2003 and 2002.........................     5

         Notes to Condensed Consolidated Financial Statements...     6-7

         Report of Independent Accountants .....................     7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.................................  8-12

ITEM 3. CONTROLS AND PROCEDURES.....................................  13

Part II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS...................................  14

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K....................  14

SIGNATURES..........................................................  15

CERTIFICATION.......................................................  16

============================================================================


Part I - Financial Information

Item 1.  Financial Statements:

                         POP N GO, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             June 30,      September 30,
                                               2003            2002
                                            (Unaudited)     (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                  $      218  $     4,566
  Trade accounts receivable,
    less allowance for sales
    returns and doubtful accounts of
    $6,245 ($2,950 at Sept 30, 2002)              4,787        5,977
    Inventories, net of reserve $9,400          147,391      189,890
    Prepaid expenses and other current assets     6,639        1,664
                                                ---------   --------
    Total current assets                        159,035      202,097

Rental inventory, net                            91,879      117,329
Furniture and equipment, net                     12,999       20,398
Intangible assets, net                            9,000       90,000
Other assets                                      3,500       14,000
                                                ---------  ---------
Total assets                                $    276,413  $  443,824
                                               ========== ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term note payable                   $    899,394  $   664,744
  Loan payable - related party                   290,443      224,596
  Convertible debt, net                        2,149,343    1,896,576
  Accounts payable                               461,317      428,895
  Accrued liabilities                            159,038      944,214
  Consulting payable                             230,824          -
  Interest payable                               782,905          -
  Accrued payroll and payroll taxes              166,379          -
  Customer deposits                               37,307       38,352
                                              -----------  -----------
      Total current liabilities             $  5,176,950  $ 4,197,377
                                              -----------  -----------
Stockholders' deficit:
Common stock, par value $.001 per share,
  authorized 100,000,000 shares, issued
  and outstanding 86,369,894 shares at
  June 30, 2003 and 76,269,894 shares at
  September 30, 2002                              86,370       76,269
Common stock committed                           709,209      709,209
Subscription receivable                         (173,644)    (173,644)
Additional paid in capital                     11,469,852   11,261,028
Retained deficit                             (16,992,324)  (15,626,415)
                                             ------------  ------------
Total stockholders' deficit                   (4,900,537)   (3,753,553)
                                             ------------  ------------
Total liabilities and stockholders'
  deficit                                  $     276,413   $   443,824


                         POP N GO, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

                                     Three Months                 Nine Months
                                    2003       2002             2003       2002
                                --------------------------- -----------------------
Equipment sales               $    38,285   $   31,005    $    70,260   $   74,605
Revenue share income               22,421       31,206         72,877       83,095
------------------------------------------------------------------------------------
 Total net revenue                 60,706       62,211        143,137      157,700

Costs of goods sold               (22,971)      (9,513)       (42,156)     (56,940)
                                ----------    ----------    ----------   ----------
   Gross profit                    37,735       52,698        100,981      100,760
                                ----------    ----------    ----------   ----------
Operating expenses:
  Administrative and general      314,580      889,669      1,099,131    1,882,225
  Development costs                  695         1,841            695        2,402
                                ----------    ----------    ----------   ----------
Total operating expenses          315,275      891,510      1,099,826    1,884,627
                                ----------    ----------    ----------   ----------
Operating loss                   (277,540)    (838,812)      (998,845)  (1,783,867)
Interest expense                 (128,255)    (377,229)      (368,737)    (581,361)
Other income                            -        5,428          1,673       17,880
                                ----------    ----------    ----------   ----------
(loss) before
  income taxes                   (405,795)  (1,210,613)    (1,365,909)  (2,347,348)
Provision for income taxes              -            -              -            -
                                -----------  -----------   -----------  ------------

Net (loss)                    $  (405,795)  $(1,210,613)  $(1,365,909) $(2,347,348)
                                ===========  ===========   ===========   ===========
(loss) per share:
  Basic and diluted           $    (0.004)  $     (0.02)  $     (0.02) $     (0.05)
                                ===========  ===========   ===========   ===========
Weighted average shares
  outstanding used in the
  per share calculation:
    Basic and diluted           84,719,894    63,190,727    81,319,894    48,993,304
                               ============  ===========   ============   ===========

                         POP N GO, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

                                                       Nine Months
                                                      Ended June 30,
                                                    2003            2002
                                                   ------          ------
Cash flows used in operating activities
   Net (loss)                                $ (1,365,909)   $ (2,347,348)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
   Depreciation and amortization                  132,141         113,494
   Stock issued for services                      185,532       1,037,923
   Convertible debentured issued for funding       27,550               -
   Subscription receivable                              -              40
   Convertible debentures                               -          35,576

Changes in assets and liabilities:
   Accounts receivable                              1,190           6,799
   Inventories                                     54,299         (29,288)
   Prepaid expenses                                (4,975)              -
   Deposits                                              -              -
   Other accounts payable and
     accrued expenses                              549,807         174,828
                                                  ----------    -----------
Net cash used in operating activities             (420,365)     (1,007,976)
                                                  ----------    -----------
---------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                  -          (5,050)
                                                  ----------    -----------
---------------------------------------------------------------------------
Net cash used in investing activities                    -          (5,050)
                                                  ----------    -----------
---------------------------------------------------------------------------
Cash flows from financing activities:
   Stock issuance costs                                  -               -
   Convertible debentures                          224,017         730,965
   Common stock                                          -           9,182
   Note Payable                                    192,000               -
   Subscription receivable                               -          14,360
   Additional paid in capital                            -         179,628
                                                   ---------     ----------
Net cash provided by financing activities          416,017         934,135
                                                   ---------     ----------
Net decrease in cash and cash equivalents           (4,348)        (78,891)
Cash and cash equivalents,
  beginning of period                                4,566          90,874
                                                   ----------    ----------
Cash and cash equivalents,
  end of period                                $       218    $     11,983
                                                   ----------    ----------
Supplemental disclosure of
  cash flow information:

   Cash paid during the period for:
     Interest                                   $    21,493   $     43,720
                                                   ----------    -----------
     Income taxes                               $        -    $           -
                                                   ----------    -----------
-----------------------------------------------------------------------------

                        POP N GO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

1.      Summary of significant accounting policies:

Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended June 30, 2003 and 2002.

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

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Reclassifications

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform with report classifications of the current period.


2.      Recent pronouncements:

In December 2002, the SFASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On April 30 2003, the SFASB issued SFASB Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFASB Statement No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (SFASB) issued SFASB Statement No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

3.    Going concern issues:

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As of June 30, 2003 substantially all of the convertible debt is in default. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans includes continually evaluating cost cutting measures at every entity level. Additionally, management's plans also include the sale of additional equity securities and debt financing. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

4.    Debt financing:

During the nine months ended June 30, 2003, the Company received proceeds of $224,017 from the issuance of convertible debentures. The convertible debentures bear interest at a rate of 15% annum and mature on various dates.

For the period of nine months ended June 30, 2003, the Company received proceeds of $192,000 from the issuance of short-term notes. The short-term notes bear an interest at a rate varying from 10% - 20% and are due within an average of 90 days from the date of issuance.

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

5.    Loss per share:

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same in this financial statement since the effect of dilutive securities is anti-dilutive.

6.    Equity:

Common Stock

During the nine months ended June 30, 2003, the Company had the following common stock issuances: The Company issued 7,300,000 common stock shares valued at $186,375 to consultants in exchange for services. The Company also issued 1,300,000 common stock shares valued at $15,000 for legal services rendered. The Company issued 1,500,000 common stock shares valued at $17,550 for the conversion of convertible debentures.

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

The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                         Three Months                    Nine Months
                                         Ended June 30,                  Ended June 30,
                                      2003             2002           2003            2002
                                   ----------      -----------    -----------     ----------
Net sales                             100.0%           100.0%           100.0%        100.0%

Cost of sales                          37.8             15.3             29.5           36.1

Gross profit                           62.2             84.7             70.5           63.9

Administrative and general expenses  (518.2)        (1,430.1)          (767.9)      (1,193.5)
Development costs                      (1.1)           ( 3.0)           ( 0.5)          (1.5)

Loss from operations                 (457.1)         (1,348.4)         (697.9)      (1,131.1)
Interest expense                    ( 211.3)           (606.4)         (257.6)        (368.6)
Other income                              -               8.7             1.2            11.3
                                   ------------     ----------        -----------  ----------
Income (loss) before income taxes    (668.4)         (1,946.1)         (954.3)      (1,488.4)
Provision for income taxes             (0.0)             (0.0)           (0.0)          (0.0)

Net income (loss)                     (668.4)%       (1,946.1)%         (954.3)%     (1,488.4)%



Three Months Ended June 30, 2003 Versus Three Months Ended June 30, 2002

Results of Operations The Company incurred a net loss of $405,795 for the three months ended June 30, 2003 as compared to a net loss of $1,210,613 for the three months ended June 30, 2002. This loss includes a loss from operations of $277,540 and $838,812 for the three months ended June 30, 2003 and 2002, respectively. The net loss also includes interest expense and other income charges totaling $128,255 and $371,801 for the three months ended June 30, 2003 and 2002, respectively.

Total revenues for the three months ended June 30, 2003 were $60,706 as compared to $ 62,211 for the three months ended June 30, 2002. This represents a decrease in revenues of 2.5% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2003 and the Company's continuation of revenue sharing pilot programs in malls and airports.

Total cost of goods sold for the three months ended June 30, 2003 was $22,971 as compared to $9,513 for the three months ended June 30, 2002. The gross profit percent on the net sales was 84.7% for the three months ended June 30, 2002 and 62.2% for the three months ended June 30, 2003.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the three months ended June 30, 2003, total operating expenses were $315,275. For the three months ended June 30, 2002, total operating expenses were $891,510. This represents a 65% decrease over the same period in the prior year.

General and administrative expenses for the three months ended June 30, 2003 was $314,580 as compared to $889,669 for the three months ended June 30, 2002. This represents a decrease of 64.6% over the same period in the prior year. This decrease was due primarily to lower consulting fees, interest expense and payroll costs.

Interest expense went from $377,229 for the three months ended June 30, 2002 to $128,255 for the three months ended June 30, 2003. This represents a decrease in interest expense of 66.0% from the prior year. This decrease was due primarily to the decrease in interest paid on convertible debentures.

Nine Months Ended June 30, 2003 Versus Nine Months Ended June 30, 2002

Results of Operations

The Company incurred a net loss of $1,365,909 for the nine months ended June 30, 2003 as compared to a net loss of $2,347,348 for the nine months ended June 30, 2002. This loss represents a loss from operations of $998,845 and $1,783,867 for the nine months ended June 30, 2003 and 2002, respectively. The net loss also includes interest expense and other income totaling $367,064 and $563,481 for the nine months ended June 30, 2003 and 2002, respectively.

Total revenues for the nine months ended June 30, 2003 were $143,137 as compared to $157,700 for the nine months ended June 30, 2002. This represents a decrease in revenues of 9.2% over the same period in the prior year. This decrease was primarily due to a decrease in popcorn machine sales during 2002 and 2003 as a result of the Company's new marketing strategy of placing and owning machines on a revenue sharing basis in high traffic locations. This strategy will generate higher revenues over a longer time than would the outright sale of machines to third parties.

Total cost of goods sold for the nine months ended June 30, 2003 was $42,156 as compared to $56,940 for the nine months ended June 30, 2002. The gross profit percent on the net sales was 70.5% for the nine months ended June 30, 2003 and 63.9% for the nine months ended June 30, 2002.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the nine months ended June 30, 2003, total operating expenses were $1,099,826. For the nine months ended June 30, 2002, total operating expenses were $1,884,627. This represents a 41.6% decrease over the same period in the prior year.

General and administrative expenses for the nine months ended June 30, 2003 was $1,099,131 as compared to $1,882,225 for the nine months ended June 30, 2002. This represents a decrease of 41.6% over the same period in the prior year. This decrease was due primarily to lower consulting fees, interest expense and payroll costs.

Interest expense went from $581,361 for the nine months ended June 30, 2002 to $368,737 for the nine months ended June 30, 2003. This represents a decrease in interest expense of 36.6% from the prior year. This decrease was due primarily to the interest on convertible debentures.

Liquidity and Capital Resources

As of June 30, 2003, the Company had cash and cash equivalents of $ 218 as compared to cash and cash equivalents of $4,566 as of September 30, 2002. At September 30, 2002, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $3,995,280 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $4,900,537 as of June 30, 2003. Net cash used in operating activities was $420,365 for the nine months ended June 30, 2003 and $1,007,976 for the nine months ended June 30, 2002. The principal use of cash for the nine months ended June 30, 2001 was to fund the net loss from operations for the period. The Company raised a total of $416,017 from the issuance of convertible debentures and short-term notes during the nine months ended June 30, 2003, and this was used to fund the net loss from operations.

Going concern issues

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As of June 30, 2003 substantially all of the convertible debt is in default. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans includes continually evaluating cost cutting measures at every entity level. Additionally, management's plans also include the sale of additional equity securities and debt financing. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.


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

Recent Accounting Pronouncements

In December 2002, the SFASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On April 30 2003, the SFASB issued SFASB Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFASB Statement No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities.. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003.

The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (SFASB) issued SFASB Statement No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.


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


Item 5. Other Information

                None.


Item 6. Exhibits and Reports on Form 10Q-SB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

 Exhibit No.             Reference
---------------------------------------
3.(i)*  Certificate of Incorporation of Pop N Go, Inc.
3.(ii)* Bylaws
99.01  Certification of Chief Executive Officer/Chief Financial Officer


*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 18th day of August 2003.

POP N GO, INC.

/s/ Melvin Wyman
-------------------
By: Melvin Wyman,
    Chief Financial Officer

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

Date: August 18, 2003

/s/Mel Wyman
--------------
Mel Wyman
Chairman, and Chief Financial Officer
 (Principle Financial Officer)