Form 10KSB
period 2003-09-30
POP N GO INC
filed 2004-02-17
CIK 1071819

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

                  For the fiscal year ended September 30, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB {x}

State issuer's revenues for its most recent fiscal year $207,745

The number of shares outstanding of the issuer's Common Stock as of December 31, 2003, was 94,046,561 Shares. The aggregate market value of the Common Stock (Shares) held by non-affiliates, based on the closing market price ($.01) of the Common Stock as of December 31, 2003 was $940,465.

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

The Company acquired all of the outstanding shares of Nuts to Go, Inc. in February of 1998, and thereby technology under development for a hot nuts vending machine, which management intends to be the Company's second vending machine product. The Company has carried on development of this technology in Pop N Go, Inc. Nuts to Go, Inc. is currently an inactive subsidiary without assets or activities. The Company estimates, although it cannot assure, that it may introduce this second product, the "Hot Nuts" vending machine, during the third quarter of 2004.

In July 1998 the Company amended its Articles of Incorporation to split its outstanding stock on an 1850 for one basis (all share numbers set forth herein are on the basis of post split shares).

In July of 2001, the Company acquired Branax,LLC, a development stage company which had developed a variety of single serving packaged flavorings for use on popcorn and other snack foods.

Revenue streams are anticipated to be generated in the future from (1) the sale of the Pop N Go vending machines; and (2) the operation of Company owned revenue share machines, which are owned by the Company, and are typically located in airports, shopping malls and high traffic locations. The owner or operator and the Company share the revenue generated by Company owned machines. Company personnel provide maintenance and collection services for revenue sharing machines. The company also has in market testing, Branax's popcorn flavorings, and anticipates generating revenues in 2004 from the sale of this product. There is of course no assurance that the Company will be successful or will realize profits from its activities. The Company is in default of it's purchase agreement with Branax, LLC for $240,000 and accrued interest.

B.   PRODUCTS

Pop N Go is a unique hot air based popcorn vending machine that delivers a fresh cup of popcorn on demand, with butter flavoring. Pop N Go contains the Company's proprietary microprocessor technology, which provides a closed-loop feedback popping process, and generates an audit trail for each cup vended. The attractive design is geared for the retail environment in an effort to generate a higher volume of cups sold than in a traditional vending environment.

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

In addition to the United States, where the Company has revenue share programs in airports and shopping malls, the Company also has targeted the international market for the sale of popcorn units. The Company has shipped machines to Mexico, Canada, China, Cyprus, Korea, Lebanon, Venezuela, Australia and Israel.

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

C.   THE MARKET

Vending is estimated to be a $30 billion industry according to the Trade Publication 1998 Vending Times, and worldwide popcorn sales are in excess of 1 billion pounds annually according to the 1998 Popcorn Institute estimate. Management believes the ability to deliver hot fresh popcorn popped right in front of the customer with all of the smell and sound of fresh popping corn presents a powerful attract mode to the consumer. The vend price of $1 for a 46 ounce cup of popcorn represents significant value to the consumer and allows the owner/operator to net up to $.80 for each cup vended, before paying any location commissions.

Pop N Go popcorn machines are currently located in airports, shopping centers, schools, convenience stores, supermarkets, bowling alleys, car washes, military bases and a wide range of other retail, industrial and office locations.

Management believes there is a trend toward eating healthy, which may give Pop N Go a significant advantage over microwave and other kettle popped products, since Pop N Go can be delivered totally oil-free. The customer who enjoys butter flavoring can choose that option by making that selection during the vend process. The total vend cycle takes approximately 2 minutes, which is shorter than the microwave or kettle popped process.

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

E.   COMPETITION

Consumers of popcorn outside of the home heretofore have had two options available to them. First is the kettle popped popcorn, which is typically available in movie theaters and concession stands. The popcorn is cooked in oil in large batches and is subject to waste, labor and cleanliness issues. Kettle popped corn will grow stale quickly if not consumed. The second option typically available in the lunchroom environment is microwave-cooked popcorn. The consumer purchases a bag of microwave popcorn from a snack vending machine and cooks it in a microwave oven.

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

F.   FOREIGN OPERATIONS

The Company expects foreign operations to play a continuing role in the future. The Company has shipped its equipment to Canada, China, UK, Mexico, Lebanon, Venezuela, Cyprus, Korea, Israel and Australia.

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

I.    RESEARCH AND DEVELOPMENT

The Company has continued to refine, retrofit, and improve the popcorn unit, and the unit's overall production and manufacturing processes. The Company has also under development for some years its Hot Nuts Machine. The Company is exploring the possible development of other food service and vending machines in the future.

J.    SEASONAL FACTORS

The consumption of popcorn is not subject to seasonality except in those locations that are dependent on tourism for much of their business.

K.    EMPLOYEES

Pop N Go has 4 full time employees and 3 independent contractors. None of its employees belong to a union.

L.    GOVERNMENT REGULATIONS

Although the Company believes there are no "Government" regulations, which apply to the mechanical electrical safety aspects of Pop N Go machines, the Company has obtained certification for the European Community (CE) and for Mexico, Normas Officialese Mexicana (NOM). The Company has obtained listing with Underwriters Laboratory (UL) for the United States and with Canadian Underwriters Laboratory (CUL).

GOING CONCERN

Our independent auditor, Kabani & Company, Inc., has expressed substantial doubt as to the Company's ability to continue as a going concern for the year ended September 30, 2003 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on nearly all of its convertible debentures and short-term note payables.The Company owes delinquent payroll taxes of $181,484, which accrued prior to September 2002. Legal council is owed $104,516 as of September 2003 which is secured by a blanket security interest against all assets. The Company currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or convertible debentures and by increasing its marketing activities to increase sales and to meet its ongoing cash needs until such time as its business generates cash flow sufficient to fund its operations. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shutdown operations.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies 6,000 square feet in Whittier, California, where the corporate office and manufacturing facility for the Company is located.

The Company rents its Whittier office and manufacturing facility at a rent of $1500.00 per month, pursuant to a Lease, which expires on January 1, 2005. The Company believes it is paying at or below market rates for the facility. Management believes that other comparable space is available at similar rent and terms should the Company be required to move to another location.

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


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NET TANGIBLE BOOK VALUE PER SHARE

As of September 30, 2003, the net tangible book value of our common stock was (5,427,316) or ($0.04) per share of common stock, based upon 88,379,894 shares outstanding. "Net tangible book value" per share represents the amount of our total tangible assets reduced by our total liabilities divided by the number of shares of common stock outstanding.

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

                                                                Estimated
                                                              Average Daily
                                              High   Low      Volume (Shares)
                                              ----   ---      --------------

       Fourth Quarter of Fiscal Year           .03   .01         73,650
          Ending 9/30/03
       Third Quarter of Fiscal Year            .01  .005         68,215
          Ending 9/30/03
       Second Quarter of Fiscal Year           .04   .01        291,790
          Ending 9/30/03
       First Quarter of Fiscal Year            .03   .01        190,047
          Ending 9/30/03


Records of our stock transfer agent indicate that as of September 30, 2003, there were 629 record holders of our common stock.

DIVIDEND POLICY

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, the Company has sold the following securities without registering the securities under the Securities Act of 1933.


                        Title &                                   Nature &              Underwriting
                        Amount of               Principal         Amount of             Discounts &     Exemption
Date                    Securities              Underwriters      Consideration         Commissions     Relied Upon
-------------------------------------------------------------------------------------------------------------------

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

Fiscal Year             150,000                 None              Cash, Offshore               None             Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $36,000.00
                                                                  Offshore Person

Fiscal Year             10,472,473              None              Cash, Offshore               None             Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $446,757.23
                                                                  Offshore Person

Fiscal Year             1,000,000               None              Cash, Offshore               None             Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $100,000.00
                                                                  Offshore Person

Fiscal Year             400,000                 None              Cash, Offshore               None             Reg S
Ended 9/01              Common Stock                              Purchaser
                                                                  $100,000.00
                                                                  Offshore Person

Fiscal Year             2,116,043               None              Purchase By                  None             Reg S
Ended 9/02              Common Stock                              Asian Group
                                                                  $52,737.00
Fiscal Year
Ended 9/02              13,595,228              None              Consulting                   None              4(2)
                        Common Stock                              $314,773

Fiscal Year             4,600,000               None              Convertible Debt             None              4(2)
Ended 9/02              Common Stock                              Conversion $203,000

Fiscal Year             2,000,000               None              Debt Reduction
Ended 9/02              Common Stock                              Related Party                None              4(2)
                                                                  $40,000.00

Fiscal Year             500,000                 None              Inventory Purchase           None              4(2)
Ended 9/02              Common Stock                              $10,000.00

Fiscal Year             473,120                 None              Non-Compete Agreements       None              4(2)
Ended 9/02              Common Stock                              $127,743.00

Fiscal Year             300,000                 None              Compensation Penalty         None             Reg S
Ended 9/02              Common Stock                              $6,000.00

Fiscal Year             426,667                 None              Cash Purchase                None              4(2)
Ended 9/02              Common Stock                              $10,200


Fiscal Year             6,206,363               None              Cash Purchase - Offshore
Ended 9/02              Common Stock                              $149,660.00                                   Reg S


Fiscal Year             115,000                 None              Cash Purchase                                  4(2)
Ended 9/02              Common Stock                              for Warrants
                                                                  $2,300.00

Fiscal Year             1,000,000               None              Consulting                   None             Reg S
Ended 9/02              Common Stock                              $15,000


Fiscal Year             500,000                 None              Convertible Debt             None             Reg S
Ended 9/03              Common Stock                              Conversion
                                                                  $10,375.00

Fiscal Year             2,000,000               None              Compensation
Ended 9/03              Common Stock                              $40,000.00                                    Reg S

Fiscal Year             200,000                 None              Consultant                                    Reg S
Ended 9/03              Common Stock                              $16,000

Fiscal Year
Ended 9/03              Warrants & Options      None              Consultant
                                                                  365,000 Warrants            None
Fiscal Year
Ended 9/03              Convertible Debentures  None               $401,250                   None


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Year Ended September 30, 2003 Versus Year Ended September 30, 2002

Results of Operations

The Company incurred a net loss of $1,945,337 for the year ended September 30, 2003 as compared to a net loss of $4,201,874 for the year ended September 30, 2002. This loss represents a loss from operations of $1,443,056 and $3,080,005 for the years ended September 30, 2003 and 2002, respectively. The net loss also includes interest expense and other income(expense) totaling $502,281 and $1,121,869 for the years ended September 30, 2003 and 2002, respectively.

Total equipment sales were $115,730 for the year ended September 30, 2003 as compared to equipment sales of $104,057 for the year ended September 30, 2002. This represents an increase in total equipment sales of 11.2% over the same period in the prior year. This increase was primarily due to increased popcorn
machine sales.   Total revenue share income was $92,015 for the year ended
September 30, 2003 as compared to revenue share income of $113,499 for the year ended September 30, 2002. This represents a decrease in revenue share income of 18.9%. This decrease is due to reduced traffic in the Company's airport locations.

Total cost of goods sold for equipment sales for the year ended September 30, 2003 was $112,881 as compared to $239,095 for the year ended September 30, 2002. The gross profit on the equipment sales went from -130% for the year ended September 30, 2002 to 2.5% for the year ended September 30, 2003.. Total cost of goods sold for revenue share income for the year ended September 30, 2003 was $86,151 as compared to $91,132 for the year ended September 30, 2002. The gross profit on revenue share income went from 19.7% for the year ended September 30, 2002 to 6.4% for the year ended September 30, 2003.

For the year ended September 30, 2003, total operating expenses were $1,451,769. For the year ended September 30, 2002, total operating expenses were $2,967,334. This represents a 51% decrease over the same period in the prior year. This decrease is due to a reduction the of the Company's payroll, consulting and professional fee expenses. Interest expense went from $1,145,477 for the year ended September 30, 2002 to $487,753 for the year ended September 30, 2003.


Liquidity and Capital Resources

As of September 30, 2003, the Company had cash and cash equivalents of $2,286 as compared to cash and cash equivalents of $4,566 as of September 30, 2002. At September 30, 2002, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($3,995,280) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($5,504,820) as of September 30, 2003. Net cash used in operating activities was $$496,326 for year ended September 30, 2003 and $921,906 for the year ended September 30, 2002. Net cash from financing activities was $649,328for year ended September 30, 2003, as compared to $1,012,727 for the year ended September 30, 2002. The principal use of cash for the year ended September 30, 2003 was to fund the net loss from operations for the period. The Company raised a total of $649,328 as follows; the issuance of convertible debentures $417,899 and short-term notes from private lenders $231,419 during
the year ended September 30, 2003.   This was used to fund the net loss from
operations.

Net cash from investing activities was $0, and, $177,129 for the years ended September 30, 2003 and 2002, respectively.

GOING CONCERN

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company's ability to continue as a going concern for the year ended September 30, 2003 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on nearly all of its convertible debentures and short-term note payables. The Company owes delinquent payroll taxes of $181,484, which accrued prior to September 2002. Legal council is owed $104,516 as of September 2003 which is secured by a blanket security interest against all assets. The Company currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or convertible debentures and by increasing its marketing activities to increase sales and to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. The Company has entered into an Agreement with an investment banker to place up to $3 million of the Company's securities in a Private Placement. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shutdown operations.

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

Loans

The Company is currently experiencing difficulties in meeting its debt obligations. The Company has been able to generate cash through private placements of the Company's common stock however, due to cash flow problems the loans are currently in default. Management has initiated negotiations with its creditors to extend its due date on all debt obligations. To meet the Company's cash obligations, the Company has signed a letter of intent with an investment banker to raise $3,000,000 in a best efforts private placement. The Company expects investment capital from the above placement to be available beginning in April 2004.

Management's Strategy

The Company continually evaluates opportunities to improve popcorn machine models and assesses the marketplace to capitalize on new business opportunities. The fundamental strategy is to launch a program to place its patented machines in schools, colleges and other major institutional facilities, including airports, hospitals and corporate cafeterias. The Company is also engaged in a revenue sharing program which allows major food service operators to quickly incorporate Pop N Go machines into their systems without any capital expenditures and with minimal space and labor requirements.

The Company has been successful in placing machines in major airports, shopping malls and secondary schools and believes its revenue sharing program will expand during 2004. Currently the company has company owned popcorn units in place and operating.

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

The Company believes that Branax has several opportunities for significantly expanding its sales which would be enhanced with the inflow of investment capital into Pop N Go during 2004. The capital would enable Branax to develop the specialized packaging and product mix required by these significant customers. There is no assurance such capital will be available, or on what terms.

The purchase agreement note for Branax, LCC is currently in default and could result in legal ramifications.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Rental inventory is amortized to an estimated salvage value over an estimated useful life of seven years. Used equipment inventory is sold as used and the un-amortized cost is charged to cost of sales. We amortize the cost of rental inventory using the straight-line method designed to approximate the rate of revenue recognition. We believe that our amortization rates, salvage values, and useful lives are appropriate in our existing operating environment.

The Company recognizes revenues at the time products are shipped. Revenue streams are generated from (1) the sale of the Pop N Go vending machines; and
(2) the operation of Company owned revenue share machines, which are owned by the Company, and are typically located in airports, shopping malls and high traffic locations. The owner or operator and the Company share the revenue generated by Company owned machines. Company personnel provide maintenance and collection services for revenue sharing machines. It is estimated that up to 50% of the Company's machines will be operated on a revenue sharing program. The Company also has in market testing, Branax's popcorn flavorings, and anticipates generating revenues in 2004 from the sale of this product. There is of course no assurance that the Company will be successful or will realize profits from its activities.

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

Recent Accounting Pronouncements

On April 30, 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.



ITEM 7.  FINANCIAL STATEMENTS




                        POP N GO, INC. AND SUBSIDIARIES
                                    CONTENTS
                               September 30, 2003


                                                             Page

INDEPENDENT AUDITOR'S REPORT                                  F 1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                  F 2

  Consolidated Statements of Operations                       F 3

  Consolidated Statements of Shareholders' Deficit            F 4 - F 5

  Consolidated Statements of Cash Flows                       F 6 - F 7

  Notes to Consolidated Financial Statements                  F 8 - 31

----------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Pop N Go, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Pop N Go, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pop N Go, Inc. and subsidiaries as of September 30, 2003, and the consolidated results of their operations and cash flows for the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended September 30, 2003, the Company incurred net losses of $1,945,337. In addition, the Company's had negative cash flow in operating activities amounting $702,759 in the year ended September 30, 2003, and the Company's accumulated deficit was $17,571,752 as of September 30, 2003. In addition, the Company is in default on numerous of its debt obligations. These factors, among others, as discussed in
Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.


CERTIFIED PUBLIC ACCOUNTANTS
Fountain Valley, California
February 6, 2004

                        Pop N Go, Inc. and Subsidiaries
                          Consolidated  Balance Sheet
                               September 30,2003



                                    ASSETS

Current assets
  Cash                                                           $       2,286
  Accounts receivable, net of allowance for
    doubtful accounts of $2,485                                            932
  Prepaid expenses and other current assets                              1,876
                                                                     ---------
      Total current assets                                               5,094

Rental equipment, net                                                   62,685
Furniture and equipment, net                                             9,843
Other assets                                                             4,975
                                                                     ---------
        Total assets                                             $      82,597
                                                                     =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Short-term notes payable                                       $     656,173
  Loan payable - related party                                         240,000
  Convertible debt, net                                              2,314,475
  Accounts payable                                                     354,321
  Accrued liabilities                                                1,577,495
  Accrued consulting fees- related party                               315,634
  Customer deposits                                                     51,816
                                                                     ---------
    Total current liabilities                                        5,509,914
                                                                     ---------
Commitments and contingencies

Shareholders' deficit
  Common stock, $0.001 par value
  100,000,000 shares authorized;
  issued and outstanding 88,369,894 shares                              88,369
  Additional Paid-in-capital                                        11,509,718
  Stock to be issued- 2,397,407 shares of common stock                 719,982
  Accumulated deficit                                              (17,745,396)
                                                                    ----------
      Total shareholders' deficit                                   (5,427,317)
                                                                     ---------
      Total liabilities and shareholders' deficit                $      82,597
                                                                     =========
The accompanying notes are an integral part of these consolidated financial statements

                        Pop N Go, Inc. and Subsidiaries
                     Consolidated  Statements of Operations
                               September 30, 2003

                                                    Year ended September 30,
                                                      2003             2002
                                                  ----------       ----------
Equipment sales                                 $    115,730     $   104,057
Revenue share income                                  92,015         113,499
                                                  ----------       ----------
      Total                                          207,745         217,556

Cost of goods sold - equipment sale                  112,881         239,095
Cost of goods sold - revenue share income             86,151          91,132
                                                 -----------       ----------
    Total                                            199,032         330,227
                                                 -----------       ----------
     Gross profit (loss)                               8,713        (112,671)
                                                 -----------       ----------
Operating expenses:
     Administrative and general                    1,349,236       2,354,287
     Impairment of goodwill                                -         613,047
     Impairment of inventory                         102,533               -
                                                 -----------      -----------
Total operating expenses                           1,451,769       2,967,334
                                                 -----------      -----------
Loss from operations                              (1,443,056)     (3,080,005)

Loss on settlement of debt                           (16,200)              -
Interest expense                                    (487,753)     (1,145,477)
Other income                                           1,672          23,608
                                                 -----------      -----------
Total other income (expense)                        (502,281)     (1,121,869)
                                                 -----------      -----------
Net loss                                        $ (1,945,337)    $(4,201,874)
                                                 ===========      ===========
Earnings (loss) per share:                            ($0.02)         ($0.08)
                                                 ===========      ===========
Weighted average shares outstanding used in the
     per share calculation:
     Basis and diluted                            85,651,264       49,670,387
                                                 ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements



                        Pop N Go, Inc. and Subsidiaries
               Consolidated  Statements of Shareholders' Deficit
                          September 30, 2003 and 2002



                                                        Additional    Stock
                                      Common Stock       Paid-In      to be      Subscription     Accumulated  Total Stockholders'
                                  Shares        Amount   Capital      Issued     Receivable         Deficit        Deficit
                               ------------    -------  ---------    --------    -----------      -----------    ---------
Balance, September 30,
  2001                          27,133,381     $27,133  $8,809,754    $838,553     $ 186,967)    $(11,424,541)   $(1,936,068)
Issuance of common
  stock for cash and
  subscriptions                  8,598,205       8,598     200,600                    (1,077)                       208,121
  receivable
Common stock issued in
  non-compete
  agreement                        473,120         473     127,270   (127,743)                             -
Collection on subscription
  receivable                                                                           12,400                        12,400
Issuance of common stock
  for consulting services       22,735,228      22,735     831,877                                                  854,612
Exercise of stock purchase
  warrants                         125,000         125       2,375                      2,000                         4,500
Discount on convertible
  debt                                                    $150,000                                                  150,000
Issuance of common
  stock for payment
  of loan payable -
  related party                  2,000,000      $2,000      38,000                                                   40,000
Issuance of common
  stock for purchase
  of inventory                     500,000         500       9,500                                                   10,000
Beneficial conversion
  feature on convertible debt                              710,694                                                  710,694
Conversion of convertible
  debentures                    14,704,960      14,705     342,958    (1,601)                                       356,062
Options issued to consultants
  for services                                              38,000                                                   38,000
Net loss for year ended
  September 30, 2002                                                                              (4,201,874)    (4,201,874)
                               ------------    -------  ----------   ---------    -----------     -----------    -----------
Balance, September 30, 2002     76,269,894      76,269  11,261,028    709,209      (173,644)     (15,626,415)   (3,753,553)

Issuance of shares for service   6,300,000       6,300     153,300                                                  159,600

Issuance of shares for
  settlement of debt             1,300,000       1,300      29,900                                                   31,200

Issuance of shares for
  interest                       2,250,000       2,250      22,750                                                   25,000

Issuance of shares for
  loan incentive                 2,000,000       2,000      38,000                                                   40,000

Conversion of convertible
  debenture                        250,000         250       4,750                                                    5,000

975,00 shares to be issued
  for loan incentives                                                  10,773                                        10,773

Deemed dividends (note 9)                                                            173,644         (173,644)            0

Net loss for year ended
  September  30, 2003                                                                              (1,945,337)   (1,945,337)
                              ------------   ----------  ----------   ---------   -----------     ------------  -------------
Balance, September 30, 2003    88,369,894    $  88,369 $ 11,509,728   $719,982    $         0    $(17,745,396)  $(5,427,317)
                             ============    ==========  ==========   =========   ===========     ============  =============
The accompanying notes are an integral part of these consolidated financial statements


                        POP N GO, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                      2003            2002
                                                   -----------     -----------
Cash flows used in operating activities
   Net loss                                       $ (1,945,337)  $ (4,201,874)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                      156,837         150,090
   Issuance of common stock for services              159,600         854,612
   Discount on convertible debt                             -         150,000
   Impairment of Inventory                            102,533               -
   Issuance of shares for interest and loan incentive  65,000               -
   Shares to be issued for loan incentive              10,773               -
   Loss on settlement of debt                          16,200               -
   Deemed dividends                                   173,644               -
   Issuance of common stock for reduction
     of loan payable - related party                        -          40,000
   Issuance of common stock for purchases
     of inventory                                           -          10,000
   Beneficial conversion feature on
     Convertible                                            -         710,694
   Issuance of options for services                         -          38,000
   Impairment of goodwill                                   -         613,047
   Bad debt expense                                         -          37,512
Increase (decrease) in:
   Accounts receivable                                  5,045           9,471
   Inventories                                         87,357         150,441
   Prepaid expenses and other assets                    8,813           (769)
Increase (decrease) in:
   Accounts payable                                   (15,519)         14,574
   Accrued liabilities                                574,226         315,736
   Accrued consulting fees- related party              91,038         180,063
   Customer deposits                                   13,464           6,497
                                                   ------------    -----------
Net cash used in operating activities                (496,326)       (921,906)
                                                   ------------    -----------
Cash flows from investing activities:
   Purchase of rental inventory                             -        (131,500)
   Purchase of furniture and equipment                      -          (5,050)
   Investment in note receivable                            -         (40,579)
                                                   -----------     ------------
Net cash provided by investing activities                   -        (177,129)
                                                   -----------     ------------
Cash flows from financing activities:
   Proceeds from subscription receivable                    -           14,400
   Proceeds from sale of convertible Debentures, net  417,899        1,013,836
   Proceeds from issuance of common stock, net              -          208,121
   Proceeds from exercise of warrants                       -            2,500
   Net proceeds from issuance of notes payable        231,429           69,029
   Principal payments on capital lease Obligations          -           (2,790)
   Repayment of convertible debt                            -         (292,369)
                                                    ----------     ------------
Net cash provided by financing activities             649,328        1,012,727
                                                    ----------     ------------
Net decrease in cash and cash equivalents             (2,280)          (86,308)
Cash and cash equivalents,
  beginning of period                                  4,566            90,874
                                                   -----------      -----------
Cash and cash equivalents,
  end of period                                        2,286             4,566
                                                   ===========     ============
Supplemental disclosure of
  cash flow information:

   Cash paid during the period for:
     Interest                                            262             2,592
                                                   ===========     ============
     Income taxes                                 $        -       $        -
                                                   ===========     ============


Supplemental disclosure of non-cash investing and finanacing activities



Issuance of shares for settlement of debt         $       31,200   $         -
                                                  --------------   ------------
Conversion of convertible debenture               $        5,000   $    356,062
                                                  --------------   ------------
Issuance of common stock for payment
of loan payable -related party                    $           -    $     40,000
                                                  --------------   -------------



The accompanying notes are an integral part of these consolidated financial statements

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

NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended September 30, 2003 and 2002, the Company incurred losses of $1,945,337and $4,201,874, respectively. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock, and much of the Company's debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

- Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

NOTE 3 - ACQUISITION OF BRANAX, LLC

Purchase Agreement

On July 6, 2001, pursuant to an agreement to purchase membership interests (the "purchase agreement"), the Company, through its newly formed wholly owned subsidiary, POPN Acquisition Corp ("POPN"), acquired 100% of the membership interests of Branax, LLC ("Branax"), a Maryland limited liability company. POPN was then merged into the Company, and all assets and liabilities were transferred to the Company. The purchase price for the transaction was $350,000, which included cash of $110,000 and notes payable of $240,000. The transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which is required for all transactions occurring after June 30, 2001. In accordance with SFAS No. 141, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the closing date of the acquisition, with the excess of the purchase price being allocated to goodwill. Due to the underperformance of the Branax products, the Company's management determined that goodwill had been impaired as of September 30, 2002, and the total balance of $613,047 has been recorded as impairment (note 4).

Non-Compete Agreements

In connection with the purchase agreement, the Company entered into non-compete agreements with the former members of Branax. The agreements each have a two-year term. Under the terms of the agreements, the Company was required to issue an aggregate of 473,120 shares of the Company's common stock, which were immediately issuable, with a value of $127,743. This amount has been fully amortized as of September 30, 2003.

Consulting Agreement

In connection with the purchase agreement, the Company entered into a consulting agreement with the former President and Chief Executive Officer of Branax. The agreement expires in two years and calls for the issuance of 326,880 shares of the Company's common stock. The value of the shares, which were immediately issuable, was $88,258 and has been fully capitalized as of September 30, 2003.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Pop N Go, Inc. and its wholly owned subsidiaries, Nuts to Go, Inc. and Branax. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company is recognizing revenue from two sources; sale of equipment and the owner operated revenue share program. Equipment sales are recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Revenues from the revenue sharing program are recognized upon monthly collections of proceeds from the machines. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

Accounts Receivable

Accounts receivable consist primarily of short and long-term amounts due from customers and franchisees. The Company wrote off accounts in the amount of $37,512 during the year ended September 30, 2002 and has provided for an allowance in the aggregate of $2,485 and $2,950 for the year ended September 30, 2003 and 2002, respectively for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible accounts.

Inventories

Inventories consist of small parts and supplies to be used in the manufacturing process of machines held for resale, work in process, and finished goods. Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company's management determined that inventory, based upon its condition, has been impaired as of September 30, 2003, amounting $102,533.

Rental equipment

Rental equipment is stated at cost. Depreciation is computed using the straight- line method over an estimated useful life of seven years. Depreciation expense was $12,843 and $14,171 for the years ended September 30, 2003 and 2002, respectively.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $9,865 and $28,089 for the years ended September 30, 2003 and 2002, respectively. Included in furniture and equipment at September 30, 2003 is equipment, which was financed under capital leases. The amounts capitalized under capital leases were not material at September 30, 2003.

Goodwill

Goodwill represents the purchase price of the Branax acquisition in excess of the fair value of the assets acquired or liabilities assumed. Goodwill was being amortized over five years on the straight-line method. Beginning in October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires a regular impairment evaluation rather than goodwill amortization. Due to the underperformance of the Branax products, the Company's management determined that goodwill had been impaired as of September 30, 2002, and the total balance of $613,047 has been recorded as impairment.

Customer Deposits

As of September 30, 2003, customers had paid deposits totaling $51,816 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

Impairment or disposal of long-lived assets

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented FAS 144 for this fiscal year. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended September 30, 2003 and 2002 were insignificant.

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates under two business units, as disclosed in note 12.

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

Net Loss per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to
purchase common stock at the average market   price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The provisions of this statement had no impact on the accompanying consolidated financial statements.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Risk Concentrations

Substantially all of the Company's revenue is generated from the sale of one product. The loss of, or an economic event related to this product, most likely would have a substantial impact on the Company's revenue. During the year ended September 30, 2003, the Company purchased 58% from two major vendors.

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company did not maintain any uninsured balances at September 30, 2003.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to current period's presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE 5 - ACCRUED LIABILITIES

        Accrued liabilities at September 30, 2003 consisted of the following:

                Accrued consulting expense        $      355,010
                Accrued legal fees                       104,516
                Accrued interest                         877,528
                Payroll tax payable                      181,484
                Other accrued liabilities                 58,957
                                                         -------
                 Total                            $    1,577,495

        Accrued legal fees are secured by the assets of the Company.

NOTE 6 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at September 30, 2003 consisted of the following:

Note payable dated May 2, 2000, bearing interest at 12%
  per annum and due in January 2001.  This note payable is
  currently in default.                                       $    222,192

Note payable dated June 26, 2001, bearing interest at 20%
 per annum and due June 26, 2002.  This note payable is
 currently in default.                                              50,000

Note payable dated July 5, 2001, bearing interest at 15%
 per annum and due in September 2001.  This note payable is
 currently in default.                                               8,076

Note payable dated April 3, 2000 assumed in acquisition of
 Branax, bearing interest at 12% per annum and due in
 July 2000.  This note payable is currently in default.             15,000

Note payable dated December 29, 1998 assumed in acquisition
 of Branax, bearing interest at 7% per annum and due in
 March 1999.  This note payable is currently in default.            28,083

Note payable dated December 18, 2000 assumed in acquisition
 of Branax, bearing interest at 8% per annum and due in
 January 2002.  This note payable is currently in default.           3,000

Note payable dated April 15, 2002, bearing no interest
 and due in October 2004.                                           57,500

Note payable dated April 24, 2002, bearing no interest
  and due in September 2002.  This note payable is
  currently in default.                                              8,000

Note payable dated February 22, 2002, bearing interest at 17%
 per annum and due in December 2002.  This note
 payable is currently in default.                                    6,000

Note payable dated April 1, 2002, bearing interest at 15% per annum and due in May 2003.  This note payable is currently
 in default.                                                         3,700

Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003.  This note payable is currently
 in default.                                                        25,000

Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003.  This note payable is currently
 in default.                                                        10,000

Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003.  This note payable is currently
 in default.                                                        25,000

Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003.  This note
 payable is currently in default.                                   30,000

Note payable dated January 23, 2003, bearing interest of $3,000 plus
 $1,950 for 60 day renewal, due in June 2003.  This note payable
 is currently in default.                                           15,000

Note payable dated October 10, 2002, bearing no interest,
 due on demand.                                                     15,000

Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively,
 due in May 2003.  This note payable is currently in default.       45,000

Note payable dated Apr 3, Jan 20 & Feb 13, 2003, bearing interest of $1,000 plus $1,100 for 90 day renewal and $6,000 plus $4,680 for
 60 days renewal, $3,400 plus $ 1,326 for 30 days renewal, due in
 May and June 2003.  This note payable is currently in default.     57,000

Note payable dated June 1, 2003, bearing interest at 10%,
 due in December 2003. This note payable is currently in default.   17,622

Note payable dated April 4, 2003, bearing interest at 10%,
 and due in June 2004.                                              15,000
                                                               --------------
                                                Total          $   656,173
                                                               ==============

NOTE 7- CONVERTIBLE DEBT

2001 Notes

During the year ended September 30, 2001, the Company raised capital through the placement of convertible promissory notes in the amount of $454,000. The interest rates and due dates of the notes still outstanding at September 30, 2003 were as follows:
                                                 Conversion
           Amount  Due Date       Interest Rates    Rates
    -----------------------------------------------------------

      $   10,000  October 1, 2001  12% per annum   $0.10/share
          69,342  October 1, 2001  15% per annum   $0.50/share
         216,810  October 1, 2001  15% per annum   $0.25/share
       -----------
Total $  296,152
       ===========

All of the 2001 notes are currently in default.

2002 Notes

During the year ended September 30, 2002, the Company raised capital through the placement of convertible promissory notes in the amount of $848,100. The interest rates and due dates of the notes still outstanding at September 30, 2003 were as follows:

                    Due Date                           Conversion
         Amount     Beginning         Interest Rates    Rate Range
        ---------------------------------------------------------
       $ 750,100    February 15, 2002  15% per annum   $0.05 - $0.50/share
          44,000    December 31, 2002  17% per annum   $0.10/share
          11,000    December 11, 2002  13% per annum   $0.20/share
           6,000    December 31, 2002  12% per annum   $0.05/share
      -------------
Total $  811,100
      ===========

In accordance with accounting principles generally accepted in the United States of America, the Company recorded interest expense related to the beneficial conversion features on these notes of $710,694. All of the 2002 notes are currently in default.

2003 Notes

During the year ended September 30, 2003, the Company raised capital through the placement of convertible promissory notes in the amount of $402,250. The interest rates and due dates of the notes still outstanding at September 30, 2003 were as follows:


                    Due Date          Conversion
         Amount     Beginning         Interest Rates    Rate Range
        ---------------------------------------------------------
        $ 125,000   December 31, 2002  18% per annum   $.015-0.03/share
           66,250      April 15, 2003  15% per annum   $0.02/share
           50,000        July 1, 2004  14% per annum   $0.02/share
           38,000   February 28, 2004  13% per annum   $0.02/share
          122,000     January 2, 2003  12% per annum   $0.02/share
       -----------
 Total $  401,250
        =========

Series A Debentures

On July 20, 2001, the Company entered into an agreement to sell up to $1,000,000 in 8%, senior, subordinated, convertible, redeemable debentures. The notes are due in July 2003 and are immediately convertible into common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the first $100,000 of the debenture and 70% of the lowest closing bid price of the common stock for the remaining amount, subject to certain limitations. During the year ended September 30, 2003, the company increased the debt by $27,550 for additional consideration for the note and converted $17,550 of this amount into 1,500,000 shares of common stock. As of September 30, 2003 and 2002, the Company had received $0 and $42,339, respectively, and $289,854 and $272,304 respectively, of the debentures have been converted into 14,020,328 and 12,520,328 shares, respectively, of common stock. In accordance with accounting principles generally accepted in the United States of America, the Company has recorded interest expense of $12,450 during the year ended September 30, 2003 and $120,000 related to the beneficial conversion feature during the year ended September 30, 2002.

In connection with these notes, in July 2001, the Company issued 4,500,000 shares of common stock to be held in trust and disbursed in the event the Company defaults on its obligations under the debentures. The Series A Debentures were in default as of July 2003.

General

The amounts raised and converted during the year ended September 30, 2003 were as follows:



                            2000        2001      2002       2003     Series A
                            Notes       Notes     Notes      Notes    Debentures     Total

Outstanding,
  September 30, 2002       $ 848,941    $301,000   $821,600       -      $50,035    $2,021,576

Amount Raised during 2003                                   $402,250     $27,550    $  429,800

Principal paid during 2003 - $3,002      -$4,848  -$  5,500             -$ 1,000   -$   14,350


Converted into commom stock
   during 2003                                    -$  5,000             -$17,550   -$   22,550
 ----------------------------------------------------------------------------------------------
                           $848,941     $296,152   $811,100 $401,250     $60,035    $2,414,476
                           ====================================================================
                                                             Less discount on debt    100,000
                                                                                    ---------
                                                                            Total  $2,314,476
                                                                                   =========



NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rented its facilities on a month-to-month basis. Rent expense was $23,990 and $23,913 for the years ended September 30, 2003 and 2002, respectively.

Consulting Agreement

On January 1, 1998, the Company entered into an agreement with an officer for consulting services. The agreement calls for aggregate payments of $96,000 during the first year, $120,000 during the second year, and $150,000 for subsequent years. In addition, the Company is required to issue 55,500 shares of its common stock per quarter until the agreement expires.

Litigation

The Company may become involved in various litigation arising in the normal course of business.

The Company is a defendant in several litigations filed by various vendors for the payment of the services. Total of the claims per the litigations is approximately $28,000, which have been accrued in the accompanying financial statements. In addition, two of debenture holders filed lawsuits against the Company for breach of promissory notes. The amounts of these claims are approximately $8,400 and $57,000. The Company has settled the case for $8,400 claim by agreeing to make monthly installment payments to satisfy the debt. The Company is engaged in settlement discussions on the other claim. In addition, six debenture holders have threatened to file a lawsuit if a resolution cannot be reached regarding payment of their claims. The total amount of the principals owed is approximately $400,000. Discussions are currently being held to satisfy their claims by making installment payments. All of these amounts were included in the accompanying financial statements.

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

During the year ended September 30, 2003, the Company issued 6,300,000 shares of common stock for services amounting $159,600.

During the year ended September 30, 2003, the Company issued 1,300,000 shares of common stock for settlement of debt of $15,000 amounting $31,200. The difference of $16,200 was recorded as a loss on settlement of debt.

During the year ended September 30, 2003, the Company recorded 2,250,000 shares of common stock for interest amounting $25,000. 2,000,000 shares of these were issued in the prior year as collateral on the notes. However, since the notes are delinquent, the shares were recorded as an interest expense.

During the year ended September 30, 2003, the Company issued 2,000,000 shares of common stock for loan incentive amounting $40,000.

During the year ended September 30, 2003, the Company issued 250,000 shares of common stock for conversion of debenture amounting $5,000.

During the year ended September 30, 2002, the Company issued 8,598,295 shares of common stock in exchange for cash totaling $208,121.

During the year ended September 30, 2002, the Company issued 473,120 shares of committed common stock valued at $127,270 as partial payment under a non-compete agreement originally valued at $216,001.

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

During the years ended September 30, 2002, the Company issued 22,735,228 of common stock in exchange for consulting services valued at $854,612.

During the years ended September 30, 2002, holders of the Company's convertible debentures converted $356,062 of debentures into 14,704,960 of common stock.

During the year ended September 30, 2002, the Company issued options to consultants for services valued at $38,000.

Stock to be issued

During the year ended September 30, 2003, the Company recorded 975,000 shares to be issued per loan agreement amounting $10,773.

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

Under the terms of two expired consulting agreements, the Company committed to issue 333,000 shares of common stock for services. These shares remain unissued at September 30, 2003. The total expense associated with the agreements during the year ended September 30, 2003 was $0.

A summary of committed stock at September 30, 2003 is as follows:

                                                    Shares            Amount

   Shares issuable under 2000 consulting agreement  95,000       $    133,000
   Shares issuable to officers under expired
                Consulting agreements              333,000            466,200
   Shares issuable under Branax consulting
                agreement                          326,880             88,258
   Shares issuable under Regulation "S" placement  667,527             21,751
   Shares issuable under 2003 loan agreement       975,000             10,773
                                                 ----------          --------
                        Total                    2,397,407       $    719,982
                                                 ==========          ========
Stock Option Plan

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

During the years ended September 30, 2002, the Company granted options to purchase 28,000 shares of common stock to employees or consultants. These options expire upon certain events. No option was granted during the year ended September 30, 2003.

The following summarizes the Company's stock option transactions:

                                                          Weighted-
                                       1998 Stock         Average
                                       Option Plan        Exercise
                                       and Other           Price
                                      --------------    ------------
    Outstanding, September 30, 2001    2,107,066       $       0.05
    Granted in FY 2002                    28,000       $       0.05
    Expired/forfeited in FY 2002        (856,000)      $       0.05
                                       ----------       ------------
    Outstanding, September 30, 2002    1,279,066       $       0.05

    Granted in FY 2003                         -                 -
    Expired/forfeited in FY 2003      (1,099,066)      $       0.05
                                      -----------      -------------
    Outstanding, September 30, 2003      180,000       $       0.10
                                      ===========      =============
    Exercisable, September 30, 2003      180,000       $       0.10
                                      ===========      =============
At September 30, 2003, the Company's options outstanding had a weighted-average contractual life of 3.27 years.

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

Stock Purchase Warrants

During the year ended September 30, 2002, the Company granted warrants to purchase 25,624,500 shares of common stock to consultants in exchange for services valued at $412,773. The exercise price of the warrants ranges from $0.01 to $0.50. The Company recognized consulting expense for these warrants based on the fair market value of warrants. The warrants vest immediately and have expiration dates ranging from one to five years.

The following table summarizes information about the warrants outstanding at September 30, 2003:


                                                   Weighted-   Weighted-
                                       Weighted-   Average     Average
                                       Average     Exercise    Exercise
  Range of                             Remaining   Price of    Price of
  Exercise   Warrants     Warrants     Contractual Warrants    Warrants
  Prices     Outstanding  Exercisable  Life        Outstanding Exercisable
--------------------------------------------------------------------------
$ 0.01-0.50  25,592,500    25,592,500   2.02 years   $  0.02   $  0.02
==========================================================================
Deemed Dividends

The Company had subscription receivable of $173,644 on the shares issued in the prior years. At September 30, 2003, the Company determined this amount to be uncollectible. The Company wrote off this amount and recorded it as deemed dividends in the accompanying financial statements. .

NOTE 10 - INCOME TAXES

Significant components of the Company's deferred tax assets for federal and state income taxes as of September 30, 2003 consisted of the following:

        Deferred tax asset
                Net operating loss carryforwards  $ 5,153,000
                Valuation allowance                 5,153,000
                                                  ------------
                        Net deferred tax asset    $         -
                                                  =============
A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30, 2003 and 2002 was as follows:
                                                            2003      2002
                                                           -------   ------
       Income tax provision computed at federal statutory
                tax rate                                    34.0%      34.0%
        State taxes, net of federal benefit                  6.0        6.0
        Change in deferred income tax valuation reserve
                and other                                  (40.0)     (40.0)
                                                           -------    ------
                                        Total                -  %       -  %
                                                           =======    =======

As of September 30, 2003, the Company had federal net operating loss carryforwards of approximately $12,883,000 which expire through 2017.

During the year ended September 30, 2003, the Company did not utilize its federal net operating loss carryforwards.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2002, the Company paid rent of $18,000 to a family member of a Company employee for its primary place of operations. During the year ended September 30, 2003, this employee was no longer working for the Company.

At September 30, 2003, the Company owed a shareholder of the Company $240,000 under a loan payable agreement. The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the year ended September 30, 2003 and 2002, the Company recorded $24,000 each for the interest expenses on this loan.

At September 30, 2003, the Company has accrued consulting expenses to a related party amounting $315,634.

NOTE 12 - SEGMENT INFORMATION

The Company operated under two business units which have separate management and reporting infra-structures that offer different products and services during the year ended September 30, 2002. The business units have been aggregated into two reportable segments (machine sales and flavorings). During the year ended September 30, 2003, the Company did not operate flavoring segment.

The Company operates domestically as well as internationally. The Company sells its machines to Australia, North America, Europe, Asia and South America. The Company operates its revenue sharing program at this time domestically and currently has no long lived assets outside of the United States.

The accounting policies of the reportable segments are the same as those described in Note 4. The Company evaluates the performances of its operating segments based on loss from operations before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended September 30, 2003 and 2002:

2003          MACHINE SALES AND RENTALS     FLAVORING        TOTALS
----------------------------------------------------------------------
Total Assets             82,597                               82,597
Domestic Revenue        190,820                              190,820
Int'l Revenue:
England                  12,980                               12,980
Korea                     3,945                                3,945
                        -------                               ------
                         16,925                               16,925
                    --------------                       --------------
Loss from Operations -1,459,256                           -1,459,256
                    ==============                       ==============



2002          MACHINE SALES AND RENTALS     FLAVORING        TOTALS
----------------------------------------------------------------------
Total Assets            443,124                             443,124
Domestic Revenue        189,581              27,975         217,556
Int'l Revenue:
Greece                    6,190                               6,190
Israel                   11,800                              11,800
Lebanon                   2,995                               2,995
Venezuela                 6,990                               6,990
                         -------                              -----
                         27,975                              27,975
                      -----------          ---------        --------
Loss from Operations -2,418,385            -661,620      -3,080,005
                      ==========           ========      ===========



NOTE 13 - SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2003, the Company issued 500,000 shares of common stock per consultant agreement as compensation for services amounting $5,000.

Subsequent to the year ended September 30, 2003, the Company issued 1,333,333 shares of common stock in connection with $20,000 in convertible debentures.

Subsequent to the year ended September 30, 2003, the Company issued 1,333,333 shares of common stock in connection with $20,000 in convertible debentures.

Subsequent to the year ended September 30, 2003, the Company entered into an Agreement with an Investment Banking Group to provide financial services to evaluate financing, merger and acquisition proposals and for gross proceeds of up to $3,000,000 in proposed private stock offerings. The Company issued 2,500,000 shares of common stock as part of the agreement valued at $25,000.

Subsequent to the year ended September 30, 2003, the Company received $10,000 for a short-term loan which bears no interest and due on demand.

Subsequent to the year ended September 30, 2003, the Company issued a $15,000 short-term promissory note. The note is due on March 7, 2004 and bears $2,500 fixed interest plus 250,000 shares of common stock.

Subsequent to the year ended September 30, 2003, the Company issued a $10,000 short-term promissory note. The note is due on March 4, 2004 and bears $1,750 fixed interest plus 200,000 shares of common stock.

Subsequent to the year ended September 30, 2003, the Company issued a $30,000 short-term promissory note. The note is due on March 8, 2004 and bears $5,000 fixed interest plus 1,000,000 shares of common stock.

Subsequent to the year ended September 30, 2003, the Company issued a $30,000 short-term promissory note. The note is due on March 17, 2004 and bears $5,000 fixed interest plus 1,000,000 shares of common stock.

Subsequent to the year ended September 30, 2003, the Company issued a $15,000 short-term promissory note. The note is due on March 16, 2004 and bears $2,500 fixed interest plus 250,000 shares of common stock.

Subsequent to the year ended September 30, 2003, the Company issued a $30,000 short-term promissory note. The note is due on March 23, 2004 and bears $5,000 fixed interest plus 1,000,000 shares of common stock.

Subsequent to the year ended September 30, 2003, the Company issued a $20,000 short-term promissory note. The note is due on March 27, 2004 and bears $3,000 fixed interest plus 500,000 shares of common stock.

Subsequent to the year ended September 30, 2003, the Company issued a $15,000 short-term promissory note. The note is due on April 28, 2004 and bears $2,500 fixed interest plus 500,000 shares of common stock.

Subsequent to the year ended September 30, 2003, the Company issued a $15,000 short-term promissory note. The note is due on April 05, 2004 and bears a $2,500 fixed interest plus 500,000 shares of common stock.

Subsequent to the year ended September 30, 2003, the Company issued a $50,000 convertible debenture that includes an additional investment of $20,000 combined with a previous convertible debenture of $30,000. The debenture is due on October 1, 2004, bears interest at 14% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $3,000 convertible debenture. The debenture is due on November 17, 2004, bears interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $5,000 convertible debenture. The debenture is due on October 1, 2004, bears interest at 13% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $5,000 convertible debenture. The debenture is due on October 27, 2004, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 666,666 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $70,000 convertible debenture that includes an additional investment of $20,000 combined with previous convertible debentures of $50,000. The debenture is due on October 27, 2004, bears interest at 15% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $2,000 convertible debenture. The debenture is due on December 3, 2004, bears interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $1,000 convertible debenture. The debenture is due on December 2, 2004, bears interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $2,000 convertible debenture. The debenture is due on October 15, 2004, bears interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $5,000 convertible debenture. The debenture is due on November 7, 2004, bears interest at 12% per annum payable quarterly, and convertible at the rate of 666,666 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $2,000 convertible debenture. The debenture is due on December 18, 2004, bears interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $25,000 convertible debenture that includes an additional investment of $5,000 combined with previous a convertible debenture of $20,000.The debenture is due on October 24, 2004, bears interest at 15% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $10,000 convertible debenture. The debenture is due on November 17, 2004, bears interest at 14% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $10,000 convertible debenture. The debenture is due on October 2, 2004, bears interest at 14% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $10,000 convertible debenture that includes an additional investment of $5,000 combined with previous a convertible debenture of $5,000.The debenture is due on October 15, 2004, bears interest at 13% per annum that is payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $5,000 convertible debenture. The debenture is due on November 5, 2004, bears interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $25,000 convertible debenture that includes an additional investment of $10,000 combined with previous a convertible debenture of $15,000.The debenture is due on October 1, 2004, bears interest at 14% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $20,000 convertible debenture. The debenture is due on January 5, 2005, bears interest at 14% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the Company issued a $10,000 convertible debenture. The debenture is due on November 20, 2004, bears interest at 14% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2003, the officer and shareholder of the Company agreed to return up to 2,500,000 shares of common stock to the treasury to assure that the Company has the required number of authorized shares available to meet its commitments to noteholders.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

Directors and Executive Officers

The Directors and executive officers of Pop N Go, Inc. and their ages and positions are set forth below:

        Name                  Age           Title
        ------------          ---           ---------------------------

        Melvin Wyman          66            Chief Executive Officer,
                                            Secretary and Sole Director


MELVIN WYMAN is Chief Executive Officer and Sole Director. Dr. Wyman holds a BA and Ph.D. from the University of California, Los Angeles. He has over 20 years of experience in the design and marketing of specialty vending and video game products. He has served as the CEO of Pop N Go since the Company's inception in 1996. Prior to his involvement with Pop N Go, Dr. Wyman was the Director of US Operations for Sport Active, Inc. Sport Active is a Canadian based developer of an interactive game system developed for the hospitality industry.


ITEM 10.  EXECUTIVE COMPENSATION

Director Compensation

Our Directors do not receive any compensation for their services as Directors.

The following table reflects compensation paid or accrued during the indicated fiscal years, which end on September 30 of the indicated year with respect to compensation paid or accrued by Pop N Go, Inc.

SUMMARY COMPENSATION TABLE
Annual Compensation
------------------------------------------------------------------------------------------------------------------------
Principal Position         Year    Salary       Bonus     Annual Compensation  Restricted Stock    Securities Underlying
                                     ($)          ($)             $                   $                 $
------------------------------------------------------------------------------------------------------------------------
Melvin Wyman,
Chief Executive Officer,
Secretary and sole Director  2003    150,000
                             2002    150,000
                             2001    150,000
                             2000    150,000   6,000                               111,000
                             1999    120,000   6,000                                83,250                  N/A
                             1998     96,000


(1) Does not include prerequisites and other personal benefits, securities or property if the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) ten percent of the combined salary and bonus for such person during the applicable year.

No stock options were granted to officers and directors during the Company's fiscal year ended September 30, 2003.


Employment Agreements

Consulting agreements with each of the officers (through their personal corporation or limited partnership), monthly compensation was reduced from $12,500 to $8,000 per month beginning on 10-1-03 for Melvin Wyman.

In addition to direct remuneration, Pop N Go reimburses all employees and consultants for business-related expenses, and provides medical insurance benefits for certain consultants.

Stock Option Plan

On August 31, 1998, the Board of Directors of Pop N Go, Inc. adopted a Stock Option Plan (the "Plan"). This Plan provides for the grant of Incentive Non-Qualified Stock Options to employees selected by the Board of Directors of Pop N Go, Inc. On 9/30/02 1,279,066 Options were Exercisable. At 9/30/03, 1,099,066
Options were expired/forfeited and no options were issued leaving 180,000 options exercisable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) of the Company as of September 30, 2003 (i) by each of the Company's directors and executive officers, (ii) all executive officers and directors as a group, and
(iii) all persons known by the Company to own beneficially more than 5% of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

     Name                             Shares

     Melvin Wyman(1)(2)               2,806,750


     All Officers and Directors as a Group

The addresses for Mr. Wyman is c/o Pop N Go, Inc. 12429 East Putnam Street, Whittier, California 90602.

(1)     Held through a wholly owned corporation, Calblue, Inc.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. The Company issued in December, 1998, to Pacific Acquisition Group, Inc. ("Pacific") in a private placement transaction exempt from registration under the Securities Act of 1933, 308,070 restricted shares of the Company's common stock, in consideration for services as a "Finder".

2. During the years ended September 30, 2002, 2001, 2000 and 1999, the Company paid rent of $18, 000, $18,000, $17,500 and $19,800, respectively, to a family member of a Company employee for its primary place of operations. During the year ended September 03, 2003 the relationship of a Company employee and landlord seized.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     3.01    Amendment to Articles of Incorporation of July 30, 2001 *
     3.02    Amendment to Articles of Incorporation of February 7, 2002 *
     3.1     Articles of Incorporation and Amendments (1)
     3.2     Bylaws (1)
    10.1     Lease Agreement (Whittier, California)(1)
    10.12    Employment Agreement with Calblue, Inc. (1)
    10.13    Employment Agreement with Gwendolyn Investments, LP (1)
    31.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13A-14 of the Securities
            Exchange Act of 1934.

    32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed previously as part of the Company's Registration Statement on Form SB-2, filed with the Commission on February 8, 2000.

* Previously filed, incorporated as reference

DOCUMENTS INCORPORATED BY REFERENCE

The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, NW, Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov.. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

Certain documents listed above, as exhibits to this Report on Form 10-KSB, are incorporated by reference from other documents previously filed by the Company with the Commission.

B.   Reports on 8-K.

No reports on Form 8K were filed during the last quarter of the period covered by this Form 10KSB Report.

Item 14. CONTROLS & PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     POP N GO, INC.


Date: February 17, 2004      By: /s/ Mel Wyman
                                     -------------
                                     Mel Wyman
                                     Chief Executive Officer and Sole Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:                Capacity in Which Signed:

By: /s/ Mel Wyman         Chief Executive Officer and Sole Director
        ----------
        Mel Wyman


Date: February 17, 2003