Form 10QSB
period 2003-12-31
POP N GO INC
filed 2004-03-09
CIK 1071819

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                                   (Mark one)
                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended 12/31/03.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 94,036,561

Transitional Small Business Disclosure Format (Check One): Yes   No

POP N GO, INC.
TABLE OF CONTENTS
                                                                      PAGE NO.

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
          December 2003                                                 F- 2

         Condensed Consolidated Statements of Operations -
           For the three month
           Ended December 31, 2003 and 2002                             F- 3

         Condensed Consolidated Statements of Cash Flows -
           For the three month period
           Ended December 31, 2003 and 2002                             F- 4

         Notes to Condensed Consolidated Financial Statement            F-5-7

         Report of Independent Accountants


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................2

ITEM 3.  CONTROLS AND PROCEDURES.........................................6

Part II.        OTHER INFORMATION........................................7

ITEM 1.         LEGAL PROCEEDINGS........................................7

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.........................7

SIGNATURES...............................................................7

============================================================================


Part I - Financial Information

Item 1.  Financial Statements:


                       POP N GO, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2003
                                  (Unaudited)


                                   ASSETS


Current assets
  Cash and cash equivalents                    $     27,934
  Accounts receivable, net of allowance for
    doubtful accounts of $2,444                       1,658
  Prepaid expenses and other current assets           1,876
                                                   ---------
      Total current assets                     $     31,468

Rental equipment, net                                57,636
Furniture and equipment, net                          8,108
Other assets                                          4,975
                                                   ---------
    Total assets                               $    102,187
                                                   =========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

  Short-term notes payable                     $    794,173
  Loan payable - related party                      240,000
  Convertible debt, net                           2,404,544
  Accounts payable                                  504,349
  Accrued consulting fees- related party            310,499
  Accrued liabilities                             1,587,670
  Customer deposits                                  49,516
                                                  ---------
    Total current liabilities                   $ 5,890,751
                                                  ---------
Commitments and Contingencies

Shareholders' deficit

  Common stock, par value $0.001
  authorized 100,000,000 shares,
  issued and outstanding 94,036,561 shares           94,036
Additional paid-in capital                       11,617,152
Stock to be issued                                  758,172
Accumulated deficit                            (18,257,925)
                                                 ----------
      Total shareholders' deficit               (5,788,564)
                                                 ----------
Total liabilities and shareholders' deficit  $     102,187
                                                 ==========
See accompanying notes to financial statements.

                        POP N' GO, INC. and SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS
                        ENDED DECEMBER 31, 2003 and 2002
                                  (UNAUDITED)

                                                      Three Months
                                                      Ending DEC.31,
                                                     2003           2002
                                                 ----------      ----------

Equipment sales                                 $     3,495   $      24,165
Revenue share income                                 19,047          27,642
                                                 ----------      ----------
   Total Net Revenue                                 22,542          51,807

Cost of goods sold - equipment                       15,185          57,344
Cost of goods sold - revenue share                   18,406          23,960
                                                 ----------      ----------
   Total                                             33,591          81,304

   Gross loss                                       (11,049)        (29,497)
                                                 ----------      ----------

Operating expenses                                  297,008         422,331
                                                 ----------      ----------
Operating loss                                     (308,057)       (451,828)

Other Income (expense):
Interest expense                                   (171,733)       (121,759)
Loss on conversion of debenture                     (33,591)              -
Other income                                            852           1,673
                                                 ----------       ---------
Total Other Income (expense)                       (204,472)       (120,086)

Net Loss                                        $  (512,529)  $    (571,914)
                                                ============   =============
Basic and diluted weighted average number
    Of common stock outstanding                  90,710,474      79,669,894
                                                 ==========      ==========

Loss per share:                                 $    (0.01)     $     (0.01)
                                                 ==========      ===========

Weighted average number of shares used to compute basic and diluted loss per Share is the same since the effect of dilutive securities is anti-dilutive.



See accompanying notes to financial statements.

                        POP N GO, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS
                        ENDED DECEMBER 31, 2003 AND 2002
                                  (UNAUDITED)


                                                        Three Months
                                                     Ended December 31,
                                                    2003           2002
                                                  ----------     ----------

Cash flows used in operating activities
   Net loss                                      $ (512,529)     $ (571,914)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                     17,643          44,188
   Issuance of common stock for services             39,500         120,000
   Shares to be issued for loan incentive            38,190               -
   Discount on convertible debenture                      -          27,550
   Loss on conversion of debenture                   33,591               -
   Gain on sale of rental equipment                    (852)              -
Increase (decrease) in:
   Accounts receivable                                 (726)          1,513
   Inventories                                            -           8,503
Increase (decrease) in:
   Accounts payable                                 150,028         164,025
   Accrued liabilities                               10,174               -
   Accrued consulting fees - related party           (5,135)              -
   Customer deposits                                 (2,300)              -
                                                  ----------       ---------
Net cash used in operating activities              (232,417)       (206,135)
                                                  ----------       ---------

Cash flows from investing activities:
   Proceeds from sale of rental equipment              2,495              -
                                                  ----------     ----------
Cash flows from financing activities:
   Proceeds from notes                               140,000              -
   Payments of notes                                  (2,000)             -
   Issuance of Common stock                                -        110,000
   Proceeds from sale of convertible Debentures,
   Net                                               117,569        116,901
                                                  ----------     ----------
Net cash provided by financing                       255,569        226,901
activities                                        ----------     ----------

Net increase in cash and cash                         25,647         20,766
equivalents
Cash and cash equivalents,
  beginning of period                                  2,286          4,566
                                                  ----------      ---------
Cash and cash equivalents,
  end of period                                 $     27,934    $    25,332
                                                  ==========      =========
Supplemental disclosure of
  cash flow information:

   Cash paid during the period for:
     Interest                                   $    133,543    $   121,759
                                                  ==========      =========

     Income taxes                               $          -    $         -
                                                  ==========     ==========

See accompanying notes to financial statements.

          POP N GO, INC. AND SUBSIDIARYIES NOTES TO UNAUDITED
                   CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of significant accounting policies:

Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended December 31, 2003 and 2002.

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

Principles of consolidation: The Company's consolidated financial statements include the accounts of the Pop N Go, Inc. and its wholly-owned subsidiaries, Nuts To Go, Inc and Branax, LLC. All inter-company balances and transactions have been eliminated.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Major customer

Three major customers provided 68% of the sales for the period ended December 31, 2003. Two major customers provided 49% of the sales for the period ended December 31, 2002. The account receivable balance for these customers as of December 31, 2003 was $2,257.

Major vendor

One major vendor provided 45% of the purchase for the period ended December 31, 2003. Two major vendors provided 62% of the purchase for the period ended December 31, 2002. The Company did not have accounts payable to these vendors as of December 31, 2003.

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

3.    Going concern issues:

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company is currently in default of all of its convertible debentures issued prior to 12/31/02 and short-term notes issued prior to 9/30/03. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management's plans include continually evaluating cost cutting measures at every entity level. Additionally, management's plans also include the sale of additional equity securities and debt financing. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

4.    Debt financing:

Short-term notes:

For the three months period ended December 31, 2003, the Company received proceeds of $140,000 from the issuance of short-term notes. The short-term notes have a flat amount of interest totaling $21,750 and are due within 90 days from the date of issuance.

The short-term notes offer incentives totaling 3,700,000 shares of common stock to be issued during the next common stock registration statement.

Convertible Debts:

During the period ended December 31, 2003, the Company raised capital through the placement of convertible promissory notes in the amount of $120,000. The interest rates are 12% to 15% and due dates of these notes are starting October 1, 2004.

5.    Loss per share:

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same in this financial statement since the effect of dilutive securities is anti-dilutive.

6.    Equity:

Common Stock

During the three months ended December, 2003, the Company had the following common stock issuances: The Company issued 3,000,000 common stock shares valued at $39,500 to consultants in exchange for services. The Company issued 2,666,666 common stock shares valued at $40,000 for the conversion of convertible debentures. The Company recorded $33,591 loss on the conversion.

Stock to be issued

During the three months ended December, 2003, the company recorded 3,700,000 shares to be issued per loan agreements amounting to $38,190.

Subsequent events

Subsequent to the quarter ended December 31, 2003, the Company issued a $20,000 short-term promissory note payable. The note is due on March 27, 2004 bears a $3,000 fixed interest payment, plus the issuance of 500,000 shares of common stock.

Subsequent to the quarter ended December 31, 2003, the Company issued a $15,000 short-term promissory note payable. The note is due on April 28, 2004 bears a $2,500 fixed interest payment, plus the issuance of 500,000 shares of common stock.

Subsequent to the quarter ended December 31, 2003, the Company issued a $15,000 short-term promissory note payable. The note is due on April 4, 2004 bears a $2,500 fixed interest payment, plus the issuance of 500,000 shares of common stock.

Subsequent to the quarter ended December 31, 2003, the Company issued a $15,000 short-term promissory note payable. The note is due on May 25, 2004 bears a $2,500 fixed interest payment, plus the issuance of 500,000 shares of common stock.

Subsequent to the quarter ended December 31, 2003, the Company issued a $20,000 convertible debenture. The debenture is due on January 5, 2005, bears interest at 14% per annum payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the quarter ended December 31, 2003, the Company issued a $20,000 convertible debenture. The debenture is due on February 11, 2005, bears interest at 15% per annum stock per $10,000 at any time before maturity.

Subsequent to the quarter ended December 31, 2003, the Company issued a $10,000 convertible debenture. The debenture is due on February 15, 2005, bears interest at 14% per annum payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the quarter ended December 31, 2003, the Company issued a $5,000 convertible debenture. The debenture is due on February 24, 2005, bears interest at 14% per annum payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the quarter ended December 31, 2003, the Company issued a $5,000 convertible debenture. The debenture is due on February 19, 2005, bears interest at 13% per annum payable quarterly, and is convertible at the rate of 666,666 shares of common stock per $10,000 at any time before maturity.

Subsequent to the quarter ended December 31, 2003, the Company issued a $5,000 convertible debenture. The debenture is due on February 25, 2005, bears interest at 14% per annum payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended December 31, 2003, the Company issued a $10,000 convertible debenture that includes an additional investment of $5,000 combined with previous a convertible debenture of $5,000.The debenture is due on March 3, 2005, bears interest at 15% per annum payable quarterly, and is convertible at the rate of 666,666 shares of common stock per $10,000 at any time before maturity.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Versus Period Ended December 31, 2002

Results of Operations

The Company incurred a net loss of $512,529 for the period ended December 31, 2003 as compared to a net loss of $571,914 for the period ended December 31, 2002. This loss represents a loss from operations of $308,057 and $451,828 for the period ended December 31, 2003 and 2002, respectively. The net loss also includes interest expense and other income totaling $204,472 and $120,086 for the three months ended December 31, 2003 and 2002, respectively.

Total equipment sales for the period ended December 31, 2003 were $3,495 as compared to $24,165 for the period ended December 31, 2002. This represents a decrease in equipment sales of 85.55% over the same period in the prior year. Total revenue share income for the period ended December 31, 2003 was $19,047 as compared to $27,642 for the period ended December 31, 2002. This represents a decrease in revenue share income of 31.10% over the same period in the prior year. The Company expects its recently launched public school revenue share program to make a substantial contribution to revenue share revenues during the 3rd quarter of FY 2004.

Total cost of goods sold for equipment sales for the period ended December 31, 2003 were $15,185 as compared to $57,344 for the period ended December 31, 2002. The gross profit on the equipment sales went from -137.3% for the period ended December 31, 2002 to -334.5% for the period ended December 31, 2003. Total cost of goods sold for revenue share for the period ended December 31, 2003 was $18,406 as compared to $23,960 for the period ended December 31, 2002.

Total operating expenses consist primarily of general and administrative expenses, with only 0.2% being the development costs. For the period ended December 31, 2003, total operating expenses were $297,008. For the period ended December 31, 2002, total operating expenses were $422,331. This represents a 29.67% decrease over the same period in the prior year.



Liquidity and Capital Resources

As of December 31 2003, the Company had cash and cash equivalents of $27,934 as compared to cash and cash equivalents of $25,332 as of December 31, 2002. At December 31, 2002, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($4,376,705) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($5,859,283) as of December 31, 2003. This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes. Net cash used from operating activities was $232,417 for period ended December 31, 2003, as compared to the net cash of $206,135 used in operating activities for the period ended December 31, 2002. Net cash from financing activities was 255,569 for period ended December 31, 2003, as compared to $226,901 for the period ended December 31, 2002.




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

Loans

The Company is currently experiencing difficulties in meeting its debt obligations. The Company has been able to generate cash through private placements of the Company's common stock. However, due to cash flow problems, nearly all of the convertible debt placed prior to 12/31/02 is currently in default. Management has initiated negotiations with its convertible debt holders to convert approximately $2 million of convertible debt into equity. To meet the Company's cash obligations, the Company has signed a letter of intent with an investment banker to raise $3,000,000 in a best efforts private placement. The Company expects investment capital from the above placement to begin funding in May 2004.

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

The Company has been successful in placing machines in major airports, shopping malls and schools and believes its revenue sharing program will expand during 2004.

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

The Company believes that Branax has several opportunities for significantly expanding its sales which will be enhanced with the inflow of investment capital into Pop N Go during 2003. The capital will enable Branax to develop the specialized packaging and product mix required by these significant customers.

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


Item 5. Other Information

                None.


Item 6. Exhibits and Reports on Form 10Q-SB

        (a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

 Exhibit No.             Reference
---------------------------------------
3.(i)*  Certificate of Incorporation of Pop N Go, Inc.
3.(ii)* Bylaws
31.1    Certification of Chief Executive Officer/Chief Financial
        Officer  pursuant to Rule 13A-14 of the Securities
        Exchange Act of 1934.



32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 9th day of March 2004.

POP N GO, INC.

/s/ Melvin Wyman
-------------------
By: Melvin Wyman,
    Chief Financial Officer