Form 10QSB
period 2004-03-31
POP N GO INC
filed 2004-05-21
CIK 1071819

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                                   (Mark one)
                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended 03/31/04.

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from                    to

                            Commission file number:

                                POP N GO, INC.
       (Exact name of small business issuer as specified in its charter)

                 Delaware                           95-4603172
       (State or other jurisdiction)    (IRS Employer identification No.)
                       of incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 98,036,561

Transitional Small Business Disclosure Format (Check One): Yes [ ]   No [ ]

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

         Condensed Consolidated Statements of Cash Flows -
           For the three month period
           Ended December 31, 2003 and 2002                             F- 4

         Notes to Condensed Consolidated Financial Statement            F-5-7

         Report of Independent Accountants


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  CONTROLS AND PROCEDURES


Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

============================================================================


Part I - Financial Information

Item 1.  Financial Statements:

                       POP N GO, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                March 31, 2004
                                  (Unaudited)
                                                     March 31,
                                                       2004
                                   ASSETS          (Unaudited)


Current assets
  Cash and cash equivalents                    $      2,413
  Accounts receivable, net of allowance for
    doubtful accounts of $2,444                       2,026
  Prepaid expenses and other current assets           1,876
                                                   ---------
      Total current assets                     $      6,315

Rental equipment, net                                89,050
Furniture and equipment, net                          6,372
Other assets                                          4,975
                                                   ---------
    Total assets                               $    106,713
                                                   =========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

  Short-term notes payable                     $    881,673
  Loan payable - related party                      240,000
  Convertible debt, net                           2,537,044
  Accounts payable                                  497,897
  Consulting payable                                343,393
  Accrued liabilities                             1,723,362
  Customer deposits                                  64,576
                                                  ---------
    Total current liabilities                   $ 6,287,946
                                                  ---------
Commitments and Contingencies

Shareholders' deficit

  Common stock, par value $0.001
  authorized 100,000,000 shares,
  issued and outstanding 94,046,561 shares           94,036
Additional paid-in capital                       11,617,152
Stock to be issued                                  758,172
Accumulated deficit                             (18,681,604)
                                                 ----------
      Total shareholders' deficit                (6,181,234)
                                                 ----------
Total liabilities and shareholders' deficit  $      106,713
                                                 ==========
See accompanying notes to financial statements.

                        POP N' GO, INC. and SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                            MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

                                                    THREE MONTH PERIODS              SIX MONTH PERIODS
                                                            ENDED                          ENDED
                                               MARCH 31, 2004  MARCH 31, 2003  MARCH 31, 2004  MARCH 31, 2003
                                                 ----------      ----------     ----------      ----------

Equipment sales                                 $         -   $       6,990    $     3,495   $      31,975
Revenue share income                                 18,263          23,634         37,309          50,456
                                                 ----------      ----------     ----------      ----------
   Total                                             18,263          30,624         40,804          82,431

Cost of goods sold - equipment                            -          22,514         15,185          37,713
Cost of goods sold - revenue share                   28,621          21,895         47,027          45,658
share income                                     ----------      ----------     ----------      ----------
   Total                                             28,621          44,409         62,212          83,371
                                                 ----------      ----------     ----------      ----------
   Gross loss                                       (10,358)        (13,785)       (21,408)           (940)
                                                 ----------      ----------     ----------      ----------

Operating expenses
      Administrative and general                    279,718         255,692        573,714         720,363
      Development costs                                 829               -          1,429               -
                                                 ----------      ----------     ----------      ----------
Total operating expenses                            280,547         255,692        575,143         720,363
                                                 ----------      ----------     ----------      ----------
Operating loss                                     (290,904)       (269,477)      (596,550)       (721,303)

Other Income (expense):
Interest expense                                   (170,276)       (118,724)      (342,009)       (240,483)
Loss on conversion of debt                                -               -        (33,591)              -
Other income                                         37,500               -         38,352           1,672
                                                 ----------       ---------     ----------       ---------
Loss before income taxes                           (423,680)       (388,201)      (933,798)       (238,811)
Provision for income taxes                                -               -         (2,400)              -
                                                 ----------       ---------     ----------       ---------
Net Loss                                        $  (423,680)  $    (388,201)   $  (936,198)  $    (960,114)
                                                ============   =============   ============   =============
Basic and diluted weighted average number
    Of common stock outstanding                  94,036,561      89,069,894     92,364,430      82,669,894
                                                 ==========      ==========     ==========      ==========

Loss per share:                                 $   (0.005)     $    (0.004)   $   (0.010)     $    (0.012)
                                                 ==========      ===========    ==========      ===========

Weighted average number of shares used to compute basic and diluted loss per Share is the same since the effect of dilutive securities is anti-dilutive.



See accompanying notes to financial statements.


                        POP N GO, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE six MONTHS PERIODS ENDED
                            MARCH 31, 2004 AND 2003
                                  (UNAUDITED)


                                                    SIX MONTH PERIODS ENDED

                                                MARCH 31, 2004  MARCH 31, 2003
                                                 (unaudited)     (unaudited)
                                                  ----------     ----------

Cash flows used in operating activities
   Net loss                                      $ (936,198)     $ (960,114)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                     37,964          88,376
   Issuance of common stock for services             39,500         120,000
   Shares to be issued for loan incentive            69,190          27,550
   Recovery of rental inventory                     (37,500)              -
   Loss on conversion of debenture                   33,591               -
   Gain on sale of rental equipment                    (852)              -
Increase (decrease) in:
   Accounts receivable                               (1,094)          1,330
   Inventories                                            -          27,878
   Prepaid expenses and deposits                     12,760          (4,475)
   Accounts payable and accrued expenses            317,202         338,621
                                                   ---------       ---------
                                                   (465,437)       (360,834)
Cash flows from investing activities:
   Proceeds from sale of rental equipment              2,495              -
                                                  ----------     ----------
Cash flows from financing activities:
   Proceeds from sale of convertible
    Debentures, net                                  237,569        162,017
   Proceeds from note payable                        227,500        192,000
   Payment on note payable                            (2,000)             -
                                                  ----------     ----------
Net cash provided by financing                       463,069        354,017
activities                                        ----------     ----------

Net increase in cash and cash                            127         20,766
equivalents
Cash and cash equivalents,
  beginning of period                                  2,286          4,566
                                                  ----------      ---------
Cash and cash equivalents,
  end of period                                 $      2,413    $    25,332
                                                  ==========      =========
Supplemental disclosure of
  cash flow information:

   Cash paid during the period for:
     Interest                                   $    311,009    $   240,483
                                                  ==========      =========

     Income taxes                               $          -    $         -
                                                  ==========     ==========

See accompanying notes to financial statements.

                        POP N GO, INC. AND SUBSIDIARYIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of significant accounting policies:

Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended March 31, 2004 and 2003.

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

Major customer

Three major customers provided 63% of the sales for the period ended March 31, 2004. The total account receivable balance for these customers as of March 31, 2004 was $1,514. Two Major customers provided 53% of the sales for the period ended March 31, 2003 and total accounts receivable from them as of March 31, 2003 was $2829.

Major vendor

One major vendor provided 24% of the purchase for the period ended March 31, 2004. The Company did not have accounts payable to this vendor as of March 31, 2004. There was no major vendor for the period ended March 31, 2003.

Reclassifications

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform with report classifications of the current period.

2. Recent pronouncements:

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatory redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities"(FIN
46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.


3. Debt financing:

Short-term notes:

For the period ended March 31, 2004, the Company received proceeds of $227,500 from the issuance of short-term notes. The short-term notes have a flat amount of interest totaling $36,000 and are due within 90 days from the date of issuance. Three notes that expired during the quarter for an aggregate total of $70,000 and were renewed for an additional 90 days and have a flat amount of interest totaling $11,750 additional in interest. The short-term notes offer incentives totaling 5,800,000 shares of common stock amounting $69,190 which are to be issued at March 31, 2004.

Convertible debts:

During the period ended March 31, 2004, the Company raised capital through the placement of convertible promissory notes in the amount of $197,569. The interest rates are 12% to 15% and due dates of these notes are starting October 1, 2004 to March 23, 2005.

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

4. Equity:

Common stock

During the six months ended March 31, 2004, the Company had the following common stock issuances:

The Company issued 3,000,000 common stock shares valued at $39,500 to consultants in exchange for services. The Company issued 2,666,666 common stock shares valued at $40,000 for the conversion of convertible debentures. The Company recorded $33,591 loss on the conversion.

For the period ended March 31, 2004, the company recorded 5,800,000 shares to be issued per loan agreements amounting to $69,190

5. Supplemental disclosure of cash flows The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $311,009 for interest for the ended March 31, 2004. The Company paid $0 for income tax and $240,483 for interest for the period ended March 31, 2003.

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 3,000,000 common stock shares valued at $39,500 to consultants in exchange for services. The Company issued 2,666,666 common stock shares valued at $40,000 for the conversion of convertible debentures. The Company recorded $33,591 loss on the conversion.

For the period ended March 31, 2004, the company recorded 5,800,000 shares to be issued per loan agreements amounting to $69,190

For the period ended March 31, 2004, the company has recover rental equipments in an amount of $37,500. It was written off in 2002.



6. Going concern issues:

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company is currently in default of all of its convertible debentures issued prior to December 31, 2002 and short-term notes issued prior to September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

7. Subsequent events

Subsequent to the quarter ended March 31, 2004, the Company filed a Schedule 14A Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 seeking a consensus to amend the Articles of Incorporation to increase the authorized shares from 100,000,000 to 300,000,000. The closing date of the consensus is May 28, 2004.

Subsequent to the quarter ended March 31, 2004, the Company issued a $7,500 short-term promissory note payable. The note is due on September 26, 2004 bears a $1,250 fixed interest payment, plus the issuance of 150,000 shares of common stock.

Subsequent to the quarter ended March 31, 2004, the Company issued a $7,500 short-term promissory note payable. The note is due on August 1, 2004 bears a $1,250 fixed interest payment, plus the issuance of 150,000 shares of common stock.

Subsequent to the quarter ended March 31, 2004, the Company issued a $7,500 short-term promissory note payable. The note is due on July 6, 2004 bears a $1,250 fixed interest payment, plus the issuance of 250,000 shares of common stock.

Subsequent to the quarter ended March 31, 2004, the Company issued a $20,000 convertible debenture. The debenture is due on April 1, 2005, bears interest at 15% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the quarter ended March 31, 2004, the Company issued a $10,000 convertible debenture. The debenture is due on April 6, 2005, bears interest at 14% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the quarter ended March 31, 2004, the Company issued a $5,000 convertible debenture. The debenture is due on April 21, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the quarter ended March 31, 2004, the Company issued a $10,000 convertible debenture. The debenture is due on April 26, 2005, bears interest at 14% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the quarter ended March 31, 2004, the Company issued a $20,000 convertible debenture. The debenture is due on May 8, 2005, bears interest at 14% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Subsequent to the quarter ended March 31, 2004, the Company agreed to sell up to $5,000,000 of the Company's Common Stock to Cornell Capital Partners LP (Cornell Capital) over the course of 24 months after an effective registration of the shares. The stock issued under the securities laws of United States under Regulation D. The purchase price is set at 98% of the market Price. On May 14, 2004, the Company issued 4,000,000 shares of the Company's common stock to Cornell Capital. In addition, 1,800,000 shares is reserve in Cornell Capital's name for conversion in near future. In the event that the Company exercises its right of redemption for either all or a portion of the outstanding convertible, the investor shall receive for every $100,000 invested a warrant to purchase 50,000 shares of common stock. The warrant will be exercisable on a cash basis and will have a piggy-back registration rights and survive for two years from the closing date. Per the agreement, the Company shall file a registration statement with the United States Securities Exchange Commission within 30 days of the Closing date. In the event the registration statement is not declared effective within 90 days, then the Company shall pay to the investors a cash amount within 3 business days of the end of the month equal to 2% per month of the liquidation value of the convertible outstanding, as liquidated damages. Cornell Capital Partners, LP or its assignee shall receive cash compensation equal to 10% of the gross proceeds as its fees and expenses. Upon closing. The Company shall issue the purchaser a restricted stock certificate in an amount of $250,000 worth of stock.

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

Three Months Ended March 31, 2004 Versus Period Ended March 31, 2003

Results of Operations The Company incurred a net loss of $423,680 for the period ended March 31, 2004 as compared to a net loss of $388,201 for the period ended March 31, 2003. This loss represents a loss from operations of $290,904 and $269,477 for the period ended March 31, 2004 and 2003, respectively. The net loss also includes interest expense and other income totaling $132,776 and $188,724 for the three months ended March 31, 2004 and 2003, respectively.

Total equipment sales for the period ended March 31, 2004 were $0 as compared to $6,990 for the period ended March 31, 2003. This represents a decrease in equipment sales of 100.00% over the same period in the prior year. Total revenue share income for the period ended March 31, 2004 was $18,263 as compared to $23,634 for the period ended March 31, 2003. This represents a decrease in revenue share income of 22.70% over the same period in the prior year. The Company expects its recently launched public school revenue share program to make a substantial contribution to revenue share revenues during the 3rd quarter of FY 2004.

Total cost of goods sold for equipment sales for the period ended March 31, 2004 was $0 as compared to $22,512 for the period ended March 31, 2003. The gross profit on the equipment sales went from -222.10% for the period ended March 31, 2003 to 0% for the period ended March 31, 2004. Total cost of goods sold for revenue share for the period ended March 31, 2004 was $28,621 as compared to $21,895 for the period ended March 31, 2003.

Total operating expenses consist primarily of general and administrative expenses, with only 0.3% being the development costs. For the period ended March 31, 2004, total operating expenses were $279,718. For the period ended March 31, 2003, total operating expenses were $255,692. This represents a 9.0% increase over the same period in the prior year.

Interest expense and other income went from $118,724 for the period ended March 31, 2003 to $170,966 for period ended March 31, 2004. This increase was due to the additional issuance of convertible and short-term notes.

Six Months Ended March 31, 2004 Versus Period Ended March 31, 2003

Results of Operations The Company incurred a net loss of $936,199 for the period ended March 31, 2004 as compared to a net loss of $960,114 for the period ended March 31, 2003. This loss represents a loss from operations of $596,550 and $721,303 for the period ended March 31, 2004 and 2003, respectively. The net loss also includes interest expense and other income totaling $337,248 and $238,811 for the six months ended March 31, 2004 and 2003, respectively.

Total equipment sales for the period ended March 31, 2004 were $3,495 as compared to $31,975 for the period ended March 31, 2003. This represents a decrease in equipment sales of 89.07% over the same period in the prior year. Total revenue share income for the period ended March 31, 2004 was $37,309 as compared to $50,456 for the period ended March 31, 2003. This represents a decrease in revenue share income of 26.06% over the same period in the prior year. The Company expects its recently launched public school revenue share program to make a substantial contribution to revenue share revenues during the 3rd quarter of FY 2004.

Total cost of goods sold for equipment sales for the period ended March 31, 2004 was $15,185 as compared to $37,713 for the period ended March 31, 2003. The gross profit on the equipment sales went from -17.95% for the period ended March 31, 2003 to 334.48% for the period ended March 31, 2004. Total cost of goods sold for revenue share for the period ended March 31, 2004 was $47,027 as compared to $45,658 for the period ended March 31, 2003.

Total operating expenses consist primarily of general and administrative expenses, with only 0.2% being the development costs. For the period ended March 31, 2004, total operating expenses were $575,143. For the period ended March 31, 2003, total operating expenses were $720,363. This represents a 25.2% decrease over the same period in the prior year.

Interest expense and other income went from $238,811 for the period ended March 31, 2003 to $337,248 for period ended March 31, 2004. This increase was due to the additional issuance of convertible and short-term notes.

Liquidity and Capital Resources

As of March 31 2004, the Company had cash and cash equivalents of $2,413 as compared to cash and cash equivalents of $25,332 as of March 31, 2003. At March 31, 2003, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($4,726,968) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($6,281,631) as of March 31, 2004. This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes. Net cash used in operating activities was $425,473 for period ended March 31, 2004, as compared to the net cash of $360,834 used in operating activities for the period ended March 31, 2003. Net cash from financing activities was $423,069 for period ended March 31, 2004, as compared to $354,017 for the period ended March 31, 2003.

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

Loans

The Company is currently experiencing difficulties in meeting its debt obligations. The Company has been able to generate cash through private placements of the Company's common stock. However, due to cash flow problems, nearly all of the convertible debt placed prior to 12/31/02 is currently in default. Management has initiated negotiations with its convertible debt holders to convert approximately $2 million of convertible debt into equity. To meet the Company's cash obligations, the Company has signed a Standby Equity Distribution Agreement with an investment fund for $5,000,000. The Agreement allows the Company, upon its Registration Statement being declared effective by the SEC, to issue shares to the investment fund, at the Company's option, for up to a maximum value of $5 million. The Company expects investment capital from the above placement to begin funding in July 2004.

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

The Company believes that Branax has several opportunities for significantly expanding its sales that will be enhanced with the inflow of investment capital into Pop N Go during 2004. The capital will enable Branax to develop the specialized packaging and product mix required by these significant customers.

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

Recent Accounting Pronouncements

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities.. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

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



*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 21th day of May 2004.

POP N GO, INC.

/s/ Melvin Wyman
-------------------
By: Melvin Wyman,
    Chief Financial Officer