Form 10KSB/A
period 2003-09-30
POP N GO INC
filed 2004-06-10
CIK 1071819

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




                        POP N GO, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                      2003            2002
                                                   -----------     -----------
Cash flows used in operating activities
   Net loss                                       $ (1,945,337)  $ (4,201,874)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                      156,837         150,090
   Issuance of common stock for services              159,600         854,612
   Discount on convertible debt                             -         150,000
   Impairment of Inventory                            102,533               -
   Issuance of shares for interest and loan incentive  65,000               -
   Shares to be issued for loan incentive              10,773               -
   Loss on settlement of debt                          16,200               -
   Deemed dividends                                         -               -
   Issuance of common stock for reduction
     of loan payable - related party                        -          40,000
   Issuance of common stock for purchases
     of inventory                                           -          10,000
   Beneficial conversion feature on
     Convertible                                            -         710,694
   Issuance of options for services                         -          38,000
   Impairment of goodwill                                   -         613,047
   Bad debt expense                                         -          37,512
Increase (decrease) in:
   Accounts receivable                                  5,045           9,471
   Inventories                                         87,357         150,441
   Prepaid expenses and other assets                    8,813           (769)
Increase (decrease) in:
   Accounts payable                                   (15,519)         14,574
   Accrued liabilities                                592,588         315,736
   Accrued consulting fees- related party              91,038         180,063
   Customer deposits                                   13,464           6,497
                                                   ------------    -----------
Net cash used in operating activities                (651,608)       (921,906)
                                                   ------------    -----------
Cash flows from investing activities:
   Purchase of rental inventory                             -        (131,500)
   Purchase of furniture and equipment                      -          (5,050)
   Investment in note receivable                            -         (40,579)
                                                   -----------     ------------
Net cash provided by investing activities                   -        (177,129)
                                                   -----------     ------------
Cash flows from financing activities:
   Proceeds from subscription receivable                    -           14,400
   Proceeds from sale of convertible Debentures, net  417,899        1,013,836
   Proceeds from issuance of common stock, net              -          208,121
   Proceeds from exercise of warrants                       -            2,500
   Net proceeds from issuance of notes payable        231,429           69,029
   Principal payments on capital lease Obligations          -           (2,790)
   Repayment of convertible debt                            -         (292,369)
                                                    ----------     ------------
Net cash provided by financing activities             649,328        1,012,727
                                                    ----------     ------------
Net decrease in cash and cash equivalents             (2,280)          (86,308)
Cash and cash equivalents,
  beginning of period                                  4,566            90,874
                                                   -----------      -----------
Cash and cash equivalents,
  end of period                                        2,286             4,566
                                                   ===========     ============
Supplemental disclosure of
  cash flow information:

   Cash paid during the period for:
     Interest                                            262             2,592
                                                   ===========     ============
     Income taxes                                 $        -       $        -
                                                   ===========     ============


Supplemental disclosure of non-cash investing and finanacing activities



Issuance of shares for settlement of debt         $       31,200   $         -
                                                  --------------   ------------
Conversion of convertible debenture               $        5,000   $    356,062
                                                  --------------   ------------
Issuance of common stock for payment
of loan payable -related party                    $           -    $     40,000
                                                  --------------   -------------



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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     3.01    Amendment to Articles of Incorporation of July 30, 2001 *
     3.02    Amendment to Articles of Incorporation of February 7, 2002 *
     3.1     Articles of Incorporation and Amendments (1)
     3.2     Bylaws (1)
    10.1     Lease Agreement (Whittier, California)(1)
    10.12    Employment Agreement with Calblue, Inc. (1)
    10.13    Employment Agreement with Gwendolyn Investments, LP (1)
    31.1 Amended Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934.

    32.1 AmendedCertification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     POP N GO, INC.


Date: June 10, 2004      By: /s/ Mel Wyman
                                     -------------
                                     Mel Wyman
                                     Chief Executive Officer and Sole Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:                Capacity in Which Signed:

By: /s/ Mel Wyman         Chief Executive Officer and Sole Director
        ----------
        Mel Wyman


Date: June 10, 2004