Form 10QSB
period 2004-06-30
POP N GO INC
filed 2004-08-23
CIK 1071819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark one)
                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended 06/30/04.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 122,589,061

Transitional Small Business Disclosure Format (Check One): Yes [ ]   No [ ]

POP N GO, INC.
TABLE OF CONTENTS
                                                                      PAGE NO.

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

        Unaudited Condensed Consolidated Balance Sheets -
          June 30, 2004                                                 F- 1

        Unaudited Condensed Consolidated Statements of Operations -
           For the three month and nine months
           Ended June 30, 2004 and 2003                                 F- 2

        Unaudited Condensed Consolidated Statements of Cash Flows -
           For the nine month period
           Ended June 30, 2004 and 2003                                 F- 3

        Notes to Condensed Consolidated Financial Statement             F-4-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................2-6

ITEM 3.  CONTROLS AND PROCEDURES........................................7


Part II. OTHER INFORMATION..............................................8

ITEM 1.  LEGAL PROCEEDINGS..............................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................8

SIGNATURES..............................................................8

============================================================================



 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                       POP N GO, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               June 30, 2004
                                  (Unaudited)


                                   ASSETS

Current assets
  Cash and cash equivalents                    $    105,873
  Accounts receivable, net                            2,037
  Prepaid expenses and other current assets           1,876
                                                   ---------
      Total current assets                     $    109,785

Rental equipment, net                                82,125
Furniture and equipment, net                          4,637
Other assets                                          4,975
                                                   ---------
    Total assets                               $    201,522
                                                   =========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

  Short-term notes payable                     $  1,198,642
  Note payable - related party                      281,601
  Convertible debt, net                           2,967,043
  Accounts payable                                  516,942
  Accrued consulting fees-related party             254,868
  Accrued liabilities                             1,584,120
  Customer deposits                                  64,576
                                                  ---------
    Total current liabilities                   $ 6,867,793
                                                  ---------
Shareholders' deficit

  Common stock, par value $0.001
  authorized 300,000,000 shares,
  issued and outstanding 119,339,061 shares         119,339
Additional paid-in capital                       12,581,210
Beneficial conversion feature                      (173,462)
Stock to be issued                                  844,172
Accumulated deficit                             (20,037,530)
                                                 ----------
      Total shareholders' deficit                (6,666,270)
                                                 ----------
Total liabilities and shareholders' deficit  $      201,522
                                                 ==========
See accompanying notes to Unaudted financial statements.

                        POP N' GO, INC. and SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                            JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                     THREE MONTH PERIODS            NINE MONTH PERIODS
                                                            ENDED                          ENDED
                                                 JUNE 30, 2004  JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                 ----------      ----------     ----------      ----------

Equipment sales                                 $         -   $      38,285    $     3,495   $      70,260
Revenue share income                                 11,502          22,421         48,811          72,877
                                                 ----------      ----------     ----------      ----------
   Total                                             11,502          60,706         52,306         143,137

Cost of goods sold - equipment                            -               -         15,185               -
Cost of goods sold - revenue share income            22,861          22,971         69,888          42,156
                                                 ----------      ----------     ----------      ----------
   Total                                             22,861          22,971         85,073          42,156
                                                 ----------      ----------     ----------      ----------
   Gross profit (loss)                             (11,358)          37,735       (32,766)         100,981
                                                 ----------      ----------     ----------      ----------

Operating expenses
      Administrative and general                  1,146,142         314,580      1,719,856       1,099,131
      Development costs                                  39             695          1,468             695
                                                 ----------      ----------     ----------      ----------
Total operating expenses                          1,146,181         315,275      1,721,324       1,099,826
                                                 ----------      ----------     ----------      ----------
Operating loss                                   (1,157,539)       (277,540)    (1,754,090)       (998,845)

Interest expense                                   (198,396)       (128,255)      (540,405)       (368,737)
Loss on conversion of debt                                -               -        (33,591)              -
Other income                                              -               -         38,352           1,673
                                                 ----------       ---------     ----------       ---------
Loss before income taxes                         (1,355,935)       (405,795)    (2,289,734)     (1,365,909)
Provision for income taxes                                -               -         (2,400)              -
                                                 ----------       ---------     ----------       ---------
Net Loss                                        $(1,355,935)  $    (405,795)   $(2,292,134)  $  (1,365,909)
                                                ============   =============   ============   =============
Basic and diluted weighted average number
    Of common stock outstanding                 102,252,714      84,719,894     95,653,202      81,319,894
                                                 ==========      ==========     ==========      ==========

Loss per share:                                 $   (0.013)     $    (0.004)   $   (0.024)     $    (0.020)
                                                 ==========      ===========    ==========      ===========

See accompanying notes to Unaudited financial statements.


                        POP N GO, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS PERIODS ENDED
                            JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                   NINE MONTH PERIODS ENDED
                                                JUNE 30, 2004   JUNE 30, 2003
                                                 (unaudited)     (unaudited)
                                                  ----------     ----------

Cash flows used in operating activities
   Net loss                                     $(2,292,134)     $(1,365,909)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                     55,117         132,141
   Issuance of common stock for services            740,750         185,532
   Options granted for services                      20,000               -
   Shares to be issued for loan incentive           123,190               -
   Recovery of rental inventory                     (37,500)              -
   Loss on conversion of debenture                   33,591          27,550
   Gain on sale of rental equipment                  (3,731)              -
Increase (decrease) in:
   Accounts receivable                               (1,105)          1,190
   Inventories                                            -          54,299
   Prepaid expenses and deposits                     12,760          (4,975)
Increase (decrease) in:
   Other accounts payable and accrued expense       554,412         549,807
                                                   ----------     -----------
Net cash used in operating activities              (794,650)       (420,365)
                                                   ----------     -----------
Cash flows from investing activities:
   Proceeds from sale of rental equipment             9,381               -
                                                   ----------     ----------
Net cash provided by investing activities             9,381               -

Cash flows from financing activities:
   Proceeds from convertible debentures, net         627,856        224,017
   Proceeds from note payable                        248,000        192,000
   Payment on note payable                            (3,000)             -
   Proceeds from shares to be issued                   1,000              -
   Proceeds from issuance of common stock             15,000              -
                                                   ----------     ----------
Net cash provided by financing
   activities                                        888,856        416,017
                                                   ----------     ----------

Net increase (decrease) in cash and cash
  equivalents                                        103,587         (4,348)

Cash and cash equivalents,
  beginning of period                                  2,286          4,566
                                                  ----------      ---------
Cash and cash equivalents,
  end of period                                 $    105,873    $       218
                                                  ==========      =========

See accompanying notes to Unaudited financial statements.

                        POP N GO, INC. AND SUBSIDIARYIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 and 2003


1.      Summary of significant accounting policies:

Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. and subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended June 30, 2004 and 2003.

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

Major customer

Four major customer provided 68% of the sales for the period ended June 30, 2004. The total account receivable balance for these customers as of June 30, 2004 was $1,548. Three major customers provided 67% of the sales for the period ended June 30, 2003 and total accounts receivable from them as of June 30, 2003 was $2,009.

Major vendor

One major vendor provided 48% of the purchase for the period ended June 30, 2004. The Company did not have accounts payable to this vendor as of June 30, 2004. There was one major vendor who provided 41% of the purchase for the period ended June 30, 2003.

Reclassifications

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

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

3.    Debt financing:

Short-term notes:

For the nine months period ended June 30, 2004, the Company received proceeds of $248,000 from the issuance of short-term notes. The short term notes have a flat amount of interest totaling $42,250 and are due within 90 days from the date of issuance. Four notes that expired during the period for an aggregate total of $85,000 were renewed for an additional 90 days and have a flat amount of interest totaling $14,250 additional in interest. The short-term notes and renewals offer incentives totaling 7,350,000 shares of common stock amounting $123,190, which are to be issued.

Convertible Debts:

During the period ended June 30, 2004, the Company raised capital through the placement of convertible promissory notes in the amount of $627,856. The interest rates are 12% to 15% and due dates of these notes are starting October 1, 2004. One conversion of $10,000 was executed at $0.02 per share plus interest of $850.00 for a total of 542,500 shares of restricted common stock.

During the period ended June 30, 2004, the company recognized $186,250 as beneficial conversion feature, which is categorized as contra equity account in the balance sheet, for convertible promissory notes that was issued during current period. The beneficial conversion feature is being amortized over the period of debt. The amortization expense for current period amounted to $12,788, which is categorized as interest expense in income statement.

4.    Loss per share:

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

5.    Equity:

Common Stock: During the nine months ended June 30, 2004, the Company had the following common stock issuance:

The Company issued 22,750,000 shares of common stock valued at $740,750 to consultants in exchange for services.

The Company issued 3,209,166 shares of common stock valued at $50,850 for the conversion of convertible debentures. The Company recorded $33,591 loss on the conversion.

The company issued 1,000,000 common stock shares valued at $15,000 for cash.

The company issued 4,000,000 common stock shares value at $60,000 towards the payment of accrued legal expenses.

For the period ended June 30, 2004, the company agreed to issue 7,350,000 shares (to be issued through June 30, 2004) for the loan agreements amounting to $123,190.

The Company received $ 1,000 for 50,000 shares to be issued for the period ending June 30, 2004.

6. Supplemental disclosure of cash flows:

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $282 for income tax and $0 for interest for the ended June 30, 2004. The Company paid $0 for income tax and $21,493 for interest for the period ended June 30, 2003.

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 22,750,000 common stock shares valued at $740,750 to consultants in exchange for services. The Company issued 3,209,166 common stock shares valued at $50,850 for the conversion of convertible debentures. The Company recorded $33,591 loss on the conversion. The company issued 4,000,000 common stock shares value at $60,000 towards the payment of accrued legal expenses.

For the period ended June 30, 2004, the company recorded 7,350,000 shares to be issued per loan agreements amounting to $123,190.

For the period ended June 30, 2004, the company has recover rental equipments in an amount of $37,500. It was written off in 2002.

7. Related parties transactions:

The Company borrowed $ 240,000 from one of the related entities in June 2001 at rate of 10% per annum payable annually and due in September 2001. The Company has recorded interest of $ 71,671 on the loan through June 30, 2004.

The Company borrowed $ 41,601 from one of the related entities in May 1998 at rate of 15 per annum payable annually and due in June 1998. The Company has recorded interest of $ 50,974 on the loan through June 30, 2004.

The Company received consulting services from one of the related parties and has accrued $ 254,868 in consulting expenses through June 30, 2004.

8. Going concern issues:

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

9.   Subsequent events:

Subsequent to the period ended June 30, 2004:

The Company submitted form SB-2, Registration Statement under the Securities Act of 1933 on July 21, 2004. This Registration Statement shall become effective on such date as the Commission, acting pursuant to said Section 8(a), may determine.

On July 12, 2004 the company issued 2,250,000 shares for fees on Placement Agent Agreement and Consulting Finders Agreements to adjust the price of previous issued stock to $0.025 per share; 1,000,000 shares for the purchase of buy-back equipment of nine (9) machines and (6) six bases at a rate of $0.021 per share or $21,000.00.

The Company received $70,000 representing that closing of the second (2nd) of three (3) closings contemplated by the Securities Purchase Agreement executed on May 13, 2004 between the Company and Cornell Capital Partner LP.

The Company issued a $35,000 convertible debenture. This debenture rolls a previous debenture of $25,000 and includes an additional $10,000 investment. The debenture is due on July 6, 2005, bears interest at 18% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $20,000 convertible debenture. The debenture is due on July 15, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $25,000 convertible debenture. This debenture rolls a previous debenture of $10,000 and includes an additional $15,000 investment. The debenture is due on July 6, 2005, bears interest at 15% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $10,000 convertible debenture. The debenture is due on July 8, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. 500,000 warrants issued as incentive that can be exercised at $0.02 and expire on December 31, 2005.

The Company issued a $10,000 convertible debenture. The debenture is due on July 15, 2005, bears interest at 14% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $17,500 convertible debenture. The debenture is due on July 15, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on July 20, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. 250,000 warrants issued as incentive that can be exercised at $0.02 and expire on December 31, 2005.

The Company issued a $5,000 convertible debenture. The debenture is due on July 18, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. 250,000 warrants issued as incentive that can be exercised at $0.02 and expire on December 31, 2005.

The Company issued a $5,000 convertible debenture. The debenture is due on July 20, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. 250,000 warrants issued as incentive that can be exercised at $0.02 and expire on December 31, 2005.

The Company issued a $10,000 convertible debenture. The debenture is due on July 26, 2005, bears interest at 15% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $2,500 convertible debenture. The debenture is due on July 20, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on July 25, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on July 27, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $20,000 convertible debenture. The debenture is due on July 12, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on July 29, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on August 3, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on August 7, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $6,000 convertible debenture. The debenture is due on August 9, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

Three Months Ended June 30, 2004 Versus Three Months Ended June 30, 2003

Results of Operations

The Company incurred a net loss of $1,266,747 for the three months ended June 30, 2004 as compared to a net loss of $405,795 for the three months ended June 30, 2003. This loss represents a loss from operations of $1,172,639 and $277,540 for the three months ended June 30, 2004 and 2003, respectively. The net loss also includes interest expense and other income charges totaling $94,108 and $128,255 for the three months ended June 30, 2004 and 2003, respectively.

Total equipment sales for the period ended June 30, 2004 were $0 as compared to $38,285 for the period ended June 30, 2003. This represents a decrease in equipment sales of 100% over the same period in the prior year. Total revenue share income for the three months ended June 30, 2004 were $11,502 as compared to $ 22,421 for the three months ended June 30, 2003. This represents a decrease in revenues of 48.7% over the same period in the prior year. This decrease was primarily due to a reduction in popcorn machine sales during 2003 and the Company's continuation of revenue sharing pilot programs in malls and airports.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the three months ended June 30, 2004, total operating expenses were $1,161,280. For the three months ended June 30, 2003, total operating expenses were $315,275. This represents a 268% increase over the same period in the prior year.

General and administrative expenses for the three months ended June 30, 2004 was $1,161,241 as compared to $314,580 for the three months ended June 30, 2003. This represents an increase of 269% over the same period in the prior year.
This increase was due primarily to higher consulting fees.

Interest expense went from $128,255 for the three months ended June 30, 2003 to $131,608 for the three months ended June 30, 2004. This represents an increase in interest expense of 2.61% from the prior year. This increase was due primarily to the increase in interest paid on convertible debentures.

Nine Months Ended June 30, 2004 Versus Nine Months Ended June 30, 2003

Results of Operations

The Company incurred a net loss of $2,202,946 for the nine months ended June 30, 2004 as compared to a net loss of $1,365,909 for the nine months ended June 30, 2003. This loss represents a loss from operations of $1,766,830 and $998,845 for the nine months ended June 30, 2004 and 2003, respectively. The net loss also includes interest expense and other income totaling $436,116 and $367,064 for the nine months ended June 30, 2004 and 2003, respectively.

Total equipment sales for the period ended June 30, 2004 were 3,495 as compared to $70,260 for the period ended June 30, 2003. This represents a decrease in equipment sales of 95% over the same period in the prior year. Total revenue share income for the nine months ended June 30, 2004 were $48,811 as compared to $72,877 for the nine months ended June 30, 2003. This represents a decrease in revenue share income of 33.0% over the same period in the prior year. This decrease was primarily due to a decrease in popcorn machine sales during 2002 and 2003 as a result of the Company's new marketing strategy of placing and owning machines on a revenue sharing basis in high traffic locations. This strategy will generate higher revenues over a longer time than would the outright sale of machines to third parties.

Total cost of goods sold for equipment sales for the period ended June 30, 2004 was $15,185 as compared to $0 in the prior year. Total cost of goods sold for revenue share for the nine months ended June 30, 2004 was $69,888 as compared to $42,156 for the nine months ended June 30, 2003.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the nine months ended June 30, 2004, total operating expenses were $1,734,063. For the nine months ended June 30, 2003, total operating expenses were $1,099,826. This represents a 57.6% increase over the same period in the prior year.

General and administrative expenses for the nine months ended June 30, 2004 was $1,732,595 as compared to $1,099,131 for the nine months ended June 30, 2003. This represents an increase of 57.6% over the same period in the prior year. This increase was due primarily to higher consulting fees.

Interest expense went from $368,737 for the nine months ended June 30, 2003 to $473,616 for the nine months ended June 30, 2004. This represents an increase in interest expense of 28.4% from the prior year. This increase was due primarily to the interest on convertible debentures.

Liquidity and Capital Resources

As of June 30, 2004, the Company had cash and cash equivalents of $105,873 as compared to cash and cash equivalents of $2,286 as of September 30, 2003. At September 30, 2003, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of $5,504,820 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $6,755,608 as of June 30, 2004. Net cash used in operating activities was $780,466 for the nine months ended June 30, 2004 and $420,365 for the nine months ended June 30, 2003. The principal use of cash for the nine months ended June 30, 2004 was to fund the net loss from operations for the period. The Company raised a total of $876,068 from the issuance of common stock, convertible debentures and short-term notes during the nine months ended June 30, 2004, and this was used to fund the net loss from operations.

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

Loans

The Company is currently experiencing difficulties in meeting its debt obligations. The Company has been able to generate cash through private placements of the Company's common stock. However, due to cash flow problems, nearly all of the convertible debt placed prior to 12/31/02 is currently in default. Management has initiated negotiations with its convertible debt holders to convert approximately $2 million of convertible debt into equity. To meet the Company's cash obligations, the Company has entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP whereby the Company will sell Cornell up to $5 million of its common stock upon the Company's SB-2 Registration Statement being declared effective by the SEC.

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

ITEM 3.  Controls and Procedures

(a) Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Code of Ethics:

We intend to adopt a code of ethics in 2004 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No legal proceedings other than those in the ordinary course of business

Item 2. Changes in Securities

Articles of Incorporation amended to increase authorized shares from 100,000,000 to 300,000,000.

Item 3   Defaults in Senior Securities

None


Item 4. Submission of Matters to Vote of Security Holders

None


Item 5.  Other Information

Registrant's Form SB-2 Registration Statement submitted to SEC on July 21, 2004.

Item 6.  Exhibits and Reports on Form 10Q-SB

a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

Exhibit No.             Reference
-----------------------------------
3.(i)*  Certificate of Incorporation of Pop N Go, Inc.

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

*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 23rd day of August 2004.

POP N GO, INC.

/s/ Melvin Wyman
-------------------
By: Melvin Wyman,
    Chief Financial Officer