Form 10QSB/A
period 2004-03-31
POP N GO INC
filed 2004-08-26
CIK 1071819

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                        (Orignially Filed May 21, 2004)

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
                                                  ---------
Commitments and Contingencies

Shareholders' deficit

  Common stock, par value $0.001
  authorized 100,000,000 shares,
  issued and outstanding 94,046,561 shares           94,046
Additional paid-in capital                       11,617,152
Stock to be issued                                  789,172
Accumulated deficit                             (18,681,604)
                                                 ----------
      Total shareholders' deficit                (6,181,234)
                                                 ----------
Total liabilities and shareholders' deficit  $      106,713
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

(a) The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

 Exhibit No.             Reference
---------------------------------------
3.(i)*  Certificate of Incorporation of Pop N Go, Inc.

3.(ii)* Bylaws



31.1 Amended Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934.

32.1 Amended Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 26th day of August 2004.

POP N GO, INC.

/s/ Melvin Wyman
-------------------
By: Melvin Wyman,
    Chief Financial Officer