Form 10QSB/A
period 2004-06-30
POP N GO INC
filed 2004-11-08
CIK 1071819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                           (Originally Filed 08/23/04)
                                   (Mark one)
                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Notes to Condensed Consolidated Financial Statement             F-4-10


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

                          POP N' GO, INC. and SUBSIDIARIES
                              STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                              JUNE 30, 2004 AND 2003
                                    (UNAUDITED)

                                                       THREE MONTH PERIODS            NINE MONTH PERIODS
                                                              ENDED                          ENDED
                                                   JUNE 30, 2004  JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                   ----------      ----------     ----------      ----------

  Equipment sales                                 $         -   $      38,285    $     3,495   $      70,260
  Revenue share sales                                  11,502          22,421         48,811          72,877
                                                   ----------      ----------     ----------      ----------
     Total                                             11,502          60,706         52,306         143,137

  Cost of goods sold - equipment                            -          42,156         15,185          79,869
  Cost of goods sold - revenue share sales             22,861          20,932         69,888          66,590
                                                   ----------      ----------     ----------      ----------
     Total                                             22,861          63,088         85,073         146,459
                                                   ----------      ----------     ----------      ----------
     Gross profit (loss)                             (11,359)          (2,382)       (32,767)         (3,322)
                                                   ----------      ----------     ----------      ----------

  Operating expenses
        Administrative and general                  1,146,142         274,463      1,719,856         994,828
        Development costs                                  39             695          1,468             695
                                                   ----------      ----------     ----------      ----------
  Total operating expenses                          1,146,181         275,158      1,721,324         995,523
                                                   ----------      ----------     ----------      ----------
  Operating loss                                   (1,157,540)       (277,540)    (1,754,091)       (998,845)

  Interest expense                                   (198,396)       (128,255)      (540,405)       (368,737)
  Loss on conversion of debt                                -               -        (33,591)              -
  Other income                                              -               -         38,352           1,673
                                                   ----------       ---------     ----------       ---------
  Loss before income taxes                         (1,355,935)       (405,795)    (2,289,734)     (1,365,909)
  Provision for income taxes                                -               -         (2,400)              -
                                                   ----------       ---------     ----------       ---------
  Net Loss                                        $(1,355,935)  $    (405,795)   $(2,289,734)  $  (1,365,909)
                                                  ============   =============   ============   =============
  Basic and diluted weighted average number
      Of common stock outstanding                 102,252,714      84,719,894     95,653,202      81,319,894
                                                   ==========      ==========     ==========      ==========

  Loss per share:                                 $   (0.013)     $    (0.004)   $   (0.024)     $    (0.017)
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

 Note 1.      Summary of significant accounting policies:

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

 Note 2.      Recent pronouncements:

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

Note  3.    Debt financing:

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

 Note 4.    Loss per share:

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

 Note 5.    Equity:

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

 Note 6. Supplemental disclosure of cash flows:

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

 Note 7. Related parties transactions:

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

 Note 8. Going concern issues:

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

 Note 9.   Subsequent events:

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



Note 10.	Commitments and contingencies

Operating Leases

The Company rented its facilities on a month-to-month basis.

Litigation

The Company may become involved in various litigation arising in the normal course of business. The Company is a defendant in several litigations filed by various vendors for the payment of the services. Total of the claims per the litigations is approximately $28,000, which were accrued on September 30, 2003. In addition, two of debenture holders filed lawsuits against the Company for breach of promissory notes. The amounts of these claims are approximately $8,400 and $57,000. The Company has settled the case for $8,400 claim by agreeing to make monthly installment payments to satisfy the debt. The Company is engaged in settlement discussions on the other claim. In addition, six debenture holders have threatened to file a lawsuit if a resolution cannot be reached regarding payment of their claims. The total amount of the principals owed is approximately $400,000. Discussions are currently being held to satisfy their claims by making installment payments. All of these amounts were included in the accompanying financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

Three Months Ended June 30, 2004 Versus Three Months Ended June 30, 2003

Results of Operations

The Company incurred a net loss of $1,355,936 for the three months ended June 30, 2004 as compared to a net loss of $405,795 for the three months ended June 30, 2003. This loss represents a loss from operations of $1,157,540 and $277,540 for the three months ended June 30, 2004 and 2003, respectively. The net loss also includes interest expense and other income charges totaling $198,396 and $128,255 for the three months ended June 30, 2004 and 2003,respectively.

Total equipment sales for the period ended June 30, 2004 were $0 as compared to $38,285 for the period ended June 30, 2003. The decrease in equipment sales was due to our decision to use available resources to expand the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines. This represents a decrease in equipment sales of 100% over the same period in the prior year since the focus was on marketing and obtaining locations for placing company owned machines and not selling machines to third parties. . Total revenue share sales for the three months ended June
30, 2004 were $11,502 as compared to $ 22,421 for the three months ended June 30, 2003. This 50% decrease is due to the removal of machines from unprofitable revenue share locations in order to concentrate on placing the bulk of company owned machines in a few major markets. This resulted in fewer revenue machines on location during the period ended June 30, 2004.

Total cost of goods sold for revenue share for the three months ended June 30, 2004 was $22,861 as compared to $20,932 in the prior year. The gross profit
(loss) margin for the period ended June 30, 2004 was (98.8%) as compared to an 6.6% profit in the prior year. This variance was due to a decrease in revenue share sales.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the three months ended June 30, 2004, total operating expenses were $1,146,181. For the three months ended June 30, 2003, total operating expenses were $275,158. This represents a 268% increase over the same period in the prior year. General and administrative expenses for the three months ended June 30, 2004 was $1,146,142 as compared to $
274,463 for the three months ended June 30, 2003. This increase was due primarily to higher consulting fees.Interest expense went from $128,255 for the three months ended June 30, 2003 to $198,396 for the three months ended June 30, 2004. This increase was due primarily to the increase in interest paid on convertible debentures. Nine Months Ended June 30, 2004 Versus Nine Months Ended June 30, 2003.

Results of Operations

The Company incurred a net loss of $2,289,734 for the nine months ended June 30, 2004 as compared to a net loss of $1,365,909 for the nine months ended June 30, 2003. This loss represents a loss from operations of $1,754,091 and $998,845 for the nine months ended June 30, 2004 and 2003, respectively. The net loss also includes interest expense and other income totaling $540,405 and $368,737 for the nine months ended June 30, 2004 and 2003, respectively. Total equipment sales for the period ended June 30, 2004 were 3,495 as compared to $70,260 for the period ended June 30, 2003. This represents a decrease in equipment sales of 95% over the same period in the prior year. The decrease in equipment sales was due to our decision to use available resources to expand the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines. Total revenue share sales for the nine months ended June 30, 2004 were $48,811 as compared to $72,877 for the nine months ended June 30, 2003. This represents a decrease in revenue sales of 33.0% over the same period in the prior year. The decrease in revenue share sales was due to our decision to redeploy machines from unprofitable locations and concentrate on locating machines in the Chicago and Los Angeles markets. During the redeployment period, machines were out of service while they were being reconditioned at our factory. We expect all of these machines to be in the field generating revenue share sales during the fourth quarter of 2004.

Our analysis of the market trend toward eating more healthy food has caused us to emphasize the placement of company owned machines. As a result, we expect revenue from the outright sale of machines to decline which will have a material adverse effect on income for the balance of 2004.

We are actively seeking vending and marketing partners to place our popcorn vending machines in high traffic schools and public access locations. We will share in the revenue stream from popcorn sales with the vending operator and location owner as long as the machines remain at the location.

We will target the Chicago and Los Angeles markets for machine placements through the first quarter of 2005. Our ability to place a sufficient number of popcorn machines to generate a profit for the company will be dependent on our ability to raise capital for building and placing machines.


Total cost of goods sold for equipment sales for the period ended June 30, 2004 was $15,185 as compared to 79,869 in the prior year. The gross profit(loss) margin for the period ended June 30, 2004 was (334%) as compared to (13.7%) in the prior year. This increase in gross profit(loss) was due to the refurbishing of equipment purchased by the company for resale or placement in the field. Total cost of goods sold for revenue share for the nine months ended June 30, 2004 was $69,888 as compared to $ 66,590 in the prior year. The gross profit(loss) margin for the period ended June 30, 2003.2004 was (43.2%) as compared to an 8.6% profit in the prior year. This variance was due to a decrease in revenue share sales.
Total operating expenses consist primarily of development expenses and general and administrative expenses. For the nine months ended June 30, 2004, total operating expenses were $1,721,324. For the nine months ended June 30, 2003, total operating expenses were $995,523.

General and administrative expenses for the nine months ended June 30, 2004 was $1,719,856 as compared to $994,828 for the nine months ended June 30, 2003. This increase was due primarily to higher consulting fees. Interest expense went from $368,737 for the nine months ended June 30, 2003 to $540,405 for the nine months ended June 30, 2004. This represents an increase in interest expense of 28.4% from the prior year . This increase was due primarily to the interest on convertible debentures.

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

Branax, LLC

On July 6, 2001, pursuant to an agreement to purchase membership interests, th Company, through its newly formed wholly owned subsidiary, POPN Acquisition Corp, acquired 100% of the membership interests of Branax, LLC. Branax produces Flixstix, the first flavoring for popcorn to be offered in individual servings. Branax, LLC has been attempting to develop partnering programs with major food manufacturers. Although there was a successful program with one major customer, the delay in developing significant revenues from Branax has resulted in the decision to write off goodwill. The Company believes that Branax has several opportunities for significantly expanding its sales which will be enhanced with the inflow of investment capital into Pop N Go during 2004. The capital will enable Branax to develop the specialized packaging and product mix required by these significant customers. Critical Accounting Policies Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgements. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 5th day of November 2004.

POP N GO, INC.

/s/ Melvin Wyman
-------------------
By: Melvin Wyman,
    Chief Financial Officer