Form 10KSB
period 2004-09-30
POP N GO INC
filed 2005-01-13
CIK 1071819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-KSB

                                   (Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

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

============================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes _X_   No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB {x}

State issuer's revenues for its most recent fiscal year $56,800.

The number of shares outstanding of the issuer's Common Stock as of December 31, 2004, was 122,479,060 Shares. The aggregate market value of the Common Stock (Shares) held by non-affiliates, based on the closing market price ($.03) of the Common Stock as of December 31, 2004 was $3,674,372.


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

The Company acquired all of the outstanding shares of Nuts to Go, Inc. in February of 1998, and thereby technology under development for a hot nuts vending machine, which management intends to be the Company's second vending machine product. The Company has carried on development of this technology in Pop N Go, Inc. Nuts to Go, Inc. is currently an inactive subsidiary without assets or activities. The Company estimates, although it cannot assure, that it may introduce this second product, the "Hot Nuts" vending machine, during the third quarter of 2005.

In July 1998 the Company amended its Articles of Incorporation to split its outstanding stock on an 1850 for one basis (all share numbers set forth herein are on the basis of post split shares).

In July of 2001, the Company acquired Branax, LLC, a development stage company which had developed a variety of single serving packaged flavorings for use on popcorn and other snack foods.

Revenue streams are anticipated to be generated in the future from (1) the sale of the Pop N Go vending machines; and (2) the operation of Company owned revenue share machines, which are owned by the Company, and are typically located in schools, airports, shopping malls, retail stores and high traffic public locations. The owner or operator and the Company share the revenue generated by Company owned machines. Company personnel provide maintenance and collection services for revenue sharing machines. The company also has in market testing, Branax's popcorn flavorings, and anticipates generating revenues in 2005 from the sale of this product. There is of course no assurance that the Company will be successful or will realize profits from its activities. The Company is in default of it's purchase agreement with Branax, LLC for $240,000 and accrued interest.

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

In addition to the United States, where the Company has revenue share programs in shopping malls, the Company also has targeted the international market for the sale of popcorn units. The Company has shipped machines to Mexico, Canada, China, Cyprus, Korea, Lebanon, Venezuela, Poland, Australia and Israel.

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

C.   THE MARKET

Vending is estimated to be a $30 billion industry according to the Trade Publication 2002 Vending Times, and worldwide popcorn sales are in excess of 1 billion pounds annually according to the 1998 Popcorn Institute estimate. Management believes the ability to deliver hot fresh popcorn popped right in front of the customer with all of the smell and sound of fresh popping corn presents a powerful attract mode to the consumer. The vend price of $1 for a 46 ounce cup of popcorn represents significant value to the consumer and allows the owner/operator to net up to $.80 for each cup vended, before paying any location commissions.

Pop N Go popcorn machines are currently located in shopping centers, schools, convenience stores, supermarkets, bowling alleys, car washes, military bases and a wide range of other retail, industrial and office locations.

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

F.   FOREIGN OPERATIONS

The Company expects foreign operations to play a continuing role in the future. The Company has shipped its equipment to Canada, China, UK, Mexico, Lebanon, Venezuela, Cyprus, Korea, Israel, Poland and Australia.

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

GOING CONCERN

Our financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditor, Kabani & Company, has expressed substantial doubt as to our ability to continue as a going concern. As shown in the financial statements, during the fiscal years ended September 30, 2004 and 2003, we have incurred losses of $2,985,708 and $1,945,337, respectively. In addition, our cash flow requirements have been met through private placements of our common stock. Because we continue to incur losses much of our debt is currently in default. As of December 31, 2004 we have $3,681,681 in Convertible debentures. We are in default in the repayment of principal on approximately $2,367,541 of these Convertible debentures. We also have $1,343,133 in promissory notes. We are in default in the repayment of principal on approximately $1,028,633 of these notes.

Defaults on Convertible Debentures and Promissory Notes

We plan to become current on these obligations by converting our debentures and promissory notes to common stock of the Company and/or issuing long-term promissory notes. We have been in discussions with holders of over 80% these obligations. We expect to reach a repayment agreement with holders of a minimum of 80% of our debt ( Convertible debentures and promissory notes). Our repayment obligations under the defaulted debentures and notes can be accelerated by the holders at any time. We have received notice of acceleration from one promissory note holder and have reached an agreement to repay the holder prior to February 15, 2005.

Acceleration of the full amount of our debt would have a material adverse consequence on our ability to carry out our business plan and to continue as a going concern. Currently, we are not authorized to issue a sufficient number of shares of common stock to convert all of our debt to equity. In order to convert the debt on which we have defaulted, we will be required to seek approval from our shareholders to amend our articles of incorporation to authorize the issuance of additional shares of our common stock. We expect to issue new long-term debt to refinance that portion of our debt that we do not convert to equity. The issuance of new long-term debt will be under terms that will allow us to make payments out of positive cash flow expected by the third quarter of 2005. Our ability to service any new long term notes will be dependent on our ability to successfully execute our business plan. There is no assurance that we will be able to make timely payments on any debt instruments that we issue in the future.

Assurances cannot be given that financing will continue to be available or be sufficient to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected.

ITEM 2.  DESCRIPTION OF PROPERTY

The company occupies 6,000 square feet in Whittier, California, where the corporate office and manufacturing facility for the company is located.

The company rents its Whittier office and manufacturing facility at a rent of $1,500.00 per month, pursuant to a lease, which expires on January 1, 2005. The company believes it is paying at or below market rates for the facility. Management believes that other comparable space is available at similar rent and terms should the company be required to move to another location.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings other then those in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March 17, 2004, shareholders of the Company holding more than 50% of the Company's outstanding Common, acted by written consent and without a shareholders' meeting and without a proxy solicitation, to amend the Articles of Incorporation to increase authorized capital from 100,000,000 shares of Common Stock, $0.001 par value to 300,000,000 shares of Common Stock, $0.001 par value. Subsequently, on June 10, 2004, an amendment was filed to the Company's Articles of Incorporation, so increasing its authorized common stock.

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


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NET TANGIBLE BOOK VALUE PER SHARE

As of September 30, 2004, the net tangible book value of our common stock was (7,410,198) or $0.06) per share of common stock, based upon 122,479,060 shares outstanding. "Net tangible book value" per share represents the amount of our total tangible assets reduced by our total liabilities divided by the number of shares of common stock outstanding.

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
                                                                Estimated
                                                              Average Daily
                                              High   Low      Volume (Shares)
                                              ----   ---      --------------

       Fourth Quarter of Fiscal Year           .04   .02        105,463
          Ending 9/30/04
       Third Quarter of Fiscal Year            .04   .01        266,119
          Ending 9/30/04
       Second Quarter of Fiscal Year           .02   .01        156,378
          Ending 9/30/04
       First Quarter of Fiscal Year            .02   .01        149,908
          Ending 9/30/04

Records of our stock transfer agent indicate that as of September 30, 2004, there were 626 record holders of our common stock.

DIVIDEND POLICY

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

-----------------------------------------------------------------------------
         Title &                       Nature        Underwriting    Exemption
         Amount of     Principal       & of Amount   Discounts &     Relied
Date     Securities    Underwriters    Consideration  Commissions    Upon
-----------------------------------------------------------------------------
06/19/01 Common Stock                  Offshore Cash
         400,000 Shares   None         Purchaser $100,000   None     Reg S
                                       Offshore Person
-----------------------------------------------------------------------------
06/19/01 Common Stock
         100,000 Shares   None         Exercise of Stock
                                       Options $5,000.00    None      4(2)
------------------------------------------------------------------------------
06/21/01 Common Stock                  Services Rendered
         350,000 Shares   None        $84,000 Consultant    None      4(2)
------------------------------------------------------------------------------
06/26/01 Promissory Note
         $50,000                       Offshore Note for
                                       Note Transfer with
                          None         20% Interest         None
-------------------------------------------------------------------------------
07/02/01 Common Stock                  Offshore Cash
         1,000,000                     Purchaser $100,000
         Shares           None         Offshore Person      None     Reg S
--------------------------------------------------------------------------------
07/02/01 Warrants
         150,000 Shares   None         Contract Services
                                       $0.03 per share      None

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
07/05/01 Promissory Note               Short Term Note
         $15,000          None         for cash for cash    None
                                       with 15% Interest
--------------------------------------------------------------------------------
07/18/01 Common Stock                  Offshore Cash
         200,000 Shares   None         Purchaser $16,000    None    Reg S
                                       Offshore Person
---------------------------------------------------------------------------------
07/23/01 Common Stock    Citizen Asia  Offshore Stock
         502,955 Shares  Pacific Ltd   Sales $52,992        40%     Reg S
---------------------------------------------------------------------------------
07/23/01 Common Stock    Citizen Asia  Offshore Stock
         471,589 Shares  Pacific Ltd.  Sales $47,982        40%     Reg S
---------------------------------------------------------------------------------
07/24/01 Warrants 30,000               Contract Services
           Shares          None       $0.10 per share       None
---------------------------------------------------------------------------------
07/30/01 Common Stock    Citizen Asia  Offshore Stock
         115,434 Shares  Pacific Ltd.  Sales $11,543        40%     Reg S
---------------------------------------------------------------------------------
07/31/01 Common Stock    Citizen Asia  Offshore Stock
         310,322 Shares  Pacific Ltd.  Sales $31,032        40%     Reg S
---------------------------------------------------------------------------------
08/01/01 Common Stock    Citizen Asia  Offshore Stock
         202,426 Shares  Pacific Ltd.  Sales $21,028.54     40%     Reg S
---------------------------------------------------------------------------------
08/08/01 Common Stock   Citizen Asia   Offshore Stock
         27,010 Shares   Pacific Ltd.  Sales $2,885         40%     Reg S
---------------------------------------------------------------------------------
08/14/01 Common Stock   Citizen Asia   Offshore Stock
         108,397 Shares Pacific Ltd.   Sales $11,441        40%     Reg S
---------------------------------------------------------------------------------
08/14/01 Common Stock      None        Services rendered    None    4(2)
         618,250 Shares                $66,771.00
                                       Consultant
---------------------------------------------------------------------------------
08/15/01 Common Stock                  Offshore Cash
         1,000,000 Shares  None        Purchaser $100,000   None   Reg S
                                       Offshore Person

---------------------------------------------------------------------------------
08/17/01 Common Stock    Citizen Asia  Offshore Stock
         999,529 Shares  Pacific Ltd.  Sales $31,185        40%    Reg S
---------------------------------------------------------------------------------
08/20/01 Common Stock    Citizen Asia  Offshore Stock
         584,263 Shares  Pacific Ltd.  Sales $22,254        40%    Reg S
---------------------------------------------------------------------------------
08/22/01 Common Stock    Citizen Asia  Offshore Stock
         707,713 Shares  Pacific Ltd.  Sales $22,081        40%    Reg S
---------------------------------------------------------------------------------
08/24/01 Common Stock   Citizen Asia   Offshore Stock
         756,275 Shares Pacific Ltd.   Sales $23,596        40%    Reg S
---------------------------------------------------------------------------------
08/27/01 Common Stock   Citizen Asia   Offshore Stock
         293,700 Shares Pacific Ltd.   Sales $9,163         40%    Reg S
---------------------------------------------------------------------------------
08/31/01 Common Stock     Citizen Asia  Offshore Stock
         1,655,869 Shares Pacific Ltd.  Sales $53,451       40%    Reg S
--------------------------------------------------------------------------------
09/06/01 Common Stock   Citizen Asia   Offshore Stock
         795,986 Shares Pacific Ltd.   Sales $23,8780       40%    Reg S
---------------------------------------------------------------------------------
09/17/01 Common Stock     Citizen Asia  Offshore Stock
         1,093,046 Shares Pacific Ltd.  Sales $35,300       40%    Reg S
---------------------------------------------------------------------------------
09/20/01 Common Stock    Citizen Asia   Offshore Stock
         171,428 Shares  Pacific Ltd.   Sales $5,815        40%    Reg S
---------------------------------------------------------------------------------
09/24/01 Common Stock    Citizen Asia   Offshore Stock
         176,767 Shares  Pacific Ltd.   Sales $6,010        40%    Reg S
---------------------------------------------------------------------------------
09/24/01 Common Stock                  Services Rendered
         30,000 Shares      None       $2,400 Consultant   None     4(2)
---------------------------------------------------------------------------------
09/28/01 Common Stock    Citizen Asia  Offshore Stock
         241,609 Shares  Pacific Ltd.  Sales $8,214.71      40%    Reg S
---------------------------------------------------------------------------------
10/01/01 Common Stock    Citizen Asia  Offshore Stock
         132,867 Shares  Pacific Ltd.  Sales $6,010         40%    Reg S
---------------------------------------------------------------------------------
10/04/01 Common Stock    Citizen Asia  Offshore Stock
         130,301 Shares  Pacific Ltd.  Sales $4,346         40%    Reg S
--------------------------------------------------------------------------------
10/15/01 Common Stock    Citizen Asia  Offshore Stock
         179,327 Shares  Pacific Ltd.  Sales $5,810         40%    Reg S
--------------------------------------------------------------------------------
10/19/01 Common Stock    Citizen Asia  Offshore Stock
         255,771 Shares  Pacific Ltd.  Sales $8,287         40%    Reg S

--------------------------------------------------------------------------------
10/23/01 Common Stock    Citizen Asia  Offshore Stock
         176,356 Shares  Pacific Ltd.  Sales $4,633         40%    Reg S
--------------------------------------------------------------------------------
10/25/01 Common Stock    Citizen Asia  Offshore Stock
         277,246 Shares  Pacific Ltd.  Sales $4,490         40%    Reg S
--------------------------------------------------------------------------------
11/02/01 Common Stock    Citizen Asia  Offshore Stock
         737,677 Shares  Pacific Ltd.  Sales $9,866         40%    Reg S
--------------------------------------------------------------------------------
11/06/01 Common Stock    Citizen Asia  Offshore Stock
         100,715 Shares  Pacific Ltd.  Sales $1,128         40%    Reg S
--------------------------------------------------------------------------------
11/12/01 Common Stock                  Non-Compete
        473,120 Shares    None         Agreements           None    4(2)
                                       $127,743
---------------------------------------------------------------------------------
11/12/01 Common Stock                  Employee Incentive
         500,000 Shares   None         $15,000              None    4(2)
--------------------------------------------------------------------------------
11/28/01 Common Stock    Citizen Asia  Offshore Stock
         212,670 Shares  Pacific Ltd.  Sales $2,382         40%     Reg S
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
         Title &                       Nature           Underwriting    Exemption
         Amount of     Principal       & of Amount      Discounts &     Relied
Date     Securities    Underwriters    Consideration    Commissions      Upon
-----------------------------------------------------------------------------


01/2003/02 Common Stock                  Offshore Cash
         3,636,363 Shares  None        Purchaser $100,000     None       Reg S
                                       Offshore Person
------------------------------------------------------------------------------
01/2003/02 Warrants                      Contract Services
         1,000,000 Shares  None       $0.01 per share         None        4(2)
-----------------------------------------------------------------------------
01/2003/02 Warrants                      Contract Services
         1,000,000 Shares  None        $0.02 per share        None        4(2)
                                       of common stock
------------------------------------------------------------------------------
01/07/02 Common Stock    Citizen Asia  Offshore Stock
         45,122 Shares   Pacific Ltd.  Sales $505              40%       Reg S
------------------------------------------------------------------------------
01/14/02 Common Stock                  Offshore Cash
         1,430,000 Shares   None       Purchaser $31,460       None       Reg S
                                       Offshore Person
------------------------------------------------------------------------------
01/14/02 Common Stock
         540,000 Shares     None       Services Rendered       None       Reg S
                                       $4,200 Offshore
                                       Consultant
------------------------------------------------------------------------------
01/25/02 Common Stock                 Services Rendered
         1,000,000 Shares   None      $22,000 Consultant        None       4(2)


------------------------------------------------------------------------------
02/25/02 Common Stock                 Services Rendered
         326,800 Shares     None     $9,804 Consultants         None       4(2)
------------------------------------------------------------------------------
02/25/02 Common Stock                Conversion of
         2,800,000 Shares   None     Convertible                None       4(2)
                                     Debenture $140,000
------------------------------------------------------------------------------
3/28/02 Common Stock                 Employee Incentive
        600,000 Shares      None     $12,000                    None       4(2)
------------------------------------------------------------------------------
3/28/02 Common Stock                 Deferred Income
        2,000,000 Shares    None     Debt Reduction/Officer
                                     $40,000                    None       4(2)
------------------------------------------------------------------------------
03/28/02 Common Stock                Add'l Consideration
         500,000 Shares     None      of Inventory Purchase     None       4(2)
------------------------------------------------------------------------------
04/01/02 Promissory Note
         $8,017             None     Note Agreement to return  None
                                     Convertible Debenture
                                     Principle on installments
                                     with 15% interest
---------------------------------------------------------------------------------
04/15/02 Promissory Note    None     Note Agreement to buy back None
         $57,500.00                  Inventory Machines
                                     In installments
---------------------------------------------------------------------------------
04/24/02 Promissory Note    None      Note Agreement to         None
         $10,000.00                   buy Inventory Machines
                                      and 500,000 shares common
                                      Stock
---------------------------------------------------------------------------------
05/01/02 Warrants           None      Investment Contract       None
         13,812,500 Shares            Agreement for Cash
                                      $0.02 per share of
                                      common stock
---------------------------------------------------------------------------------
05/11/02 Warrants           None      Investment Contract       None     4(2)
         9,375,000 Shares             Agreement for Cash
                                      $0.02 per share of
                                      common stock
----------------------------------------------------------------------------------
06/07/02 Common Stock       None      Offshore Cash Purchaser   None     Reg S
         1,000,000 Shares             $14,000 Offshore Person
----------------------------------------------------------------------------------
06/14/02 Convertible        None     Combines previous cash     None
         Debenture                   investments of $20,000 and
         $50,000                     additional $30,000
                                     investment, earning 15%
                                     quarterly and Convertible at
                                     $0.03 per share of common
                                     stock
-----------------------------------------------------------------------------------



----------------------------------------------------------------------------------
06/27/02  Common Stock   None        Convertible Debenture      None       4(2)
          1,200,000 Shares           Conversion Adjustment
                                     $42,000
-----------------------------------------------------------------------------------
06/28/02  Common Stock   None        Services Rendered          None       Reg  S
          1,000,000 Shares           $15,000
-----------------------------------------------------------------------------------
07/02/02  Common Stock   None        Warrant exercised          None        4(2)
          125,000 Shares             $2,500
-----------------------------------------------------------------------------------
07/02/02  Common Stock   None        Services Rendered          None        4(2)
          360,000 Shares             $5,400
                                     Consultants
-----------------------------------------------------------------------------------
07/02/02  Common Stock   None        Conversion of Convertible  None        4(2)
          600,000 Shares             Debenture
                                     $21,000
-----------------------------------------------------------------------------------
08/22/02  Common Stock   None        Services Rendered          None        4(2)
          5,000,000 Shares           $125,000
                                     Consultants
-----------------------------------------------------------------------------------
09/06/02  Common Stock   None        Investment-Cash Stock      None        4(2)
          416,667 Shares             Purchase $10,000
                                     Accredited Person
-----------------------------------------------------------------------------------
09/14/02  Common Stock   None        Services Rendered          None        4(2)
          400,000 Shares             $12,000
                                     Consultants
-----------------------------------------------------------------------------------
10/07/02  Promissory Note None       Short Term Note for cash   None
          $10,000                    with fixed interest of
                                     $1,000
-----------------------------------------------------------------------------------
10/10/02  Loan Agreement  None       Verbal Agreement for cash  None
          $10,000                    with 1,000,000 shares
                                     common stock
-----------------------------------------------------------------------------------
10/28/02  Promissory Note None       Short Term Note for cash   None
          $10,000                    with fixed interest of
                                     $1,000
-----------------------------------------------------------------------------------
11/12/02  Common Stock    None       Services Rendered          None          4(2)
          540,000 Shares             $16,200
                                     Consultants
-----------------------------------------------------------------------------------
12/02/02  Promissory Note None       Short Term Note for cash   None
          $10,000                    with fixed interest of
                                     $2,000 and 100,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------
12/12/02  Promissory Note None       Short Term Note for cash   None
          $25,000                    with fixed interest of
                                     $1,500 and 25,000
                                     Shares of common stock
-----------------------------------------------------------------------------------



-----------------------------------------------------------------------------------

12/13/02  Promissory Note None       Short Term Note for cash   None
          $25,000                    with fixed interest of
                                     $5,000 and 250,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------
12/16/02  Promissory Note None       Short Term Note for cash   None
          $25,000                    with fixed interest of
                                     $5,000 and 250,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------
12/19/02  Promissory Note None       Short Term Note for cash   None
          $10,000                    with fixed interest of
                                     $2,000
-----------------------------------------------------------------------------------
12/28/02  Warrants        None       Contract Services          None
          150,000 Shares             $0.01 per share
-----------------------------------------------------------------------------------

------------------------------------------------------------------------------------
         Title &                       Nature              Underwriting    Exemption
         Amount of     Principal       & of Amount         Discounts &     Relied
Date     Securities    Underwriters    Consideration       Commissions      Upon
--------------------------------------------------------------------------------------


01/20/2003  Promissory Note   None      Short Term Note for cash      None
             $30,000                    with fixed interest of
                                        $6,000 and 300,000
                                        Shares of Common Stock
-----------------------------------------------------------------------------------
01/23/2003  Convertible       None      Cash investment earning      None
            Debenture                   14% quarterly and
            $15,000                     convertible at $0.02 per
                                        share of common stock
-----------------------------------------------------------------------------------
01/23/2003  Promissory Note   None     Short Term Note for cash       None
          $15,000                      with fixed interest of
                                       $3,000 and 150,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------
02/13/2003 Convertible        None     Cash Investment earning        None
           Debenture                   15% quarterly and
           $10,000                     Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------
02/13/2003  Promissory
            Note              None     Short Term Note for cash       None
             $20,000                   with fixed interest of
                                       $3,400 and 170,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------
03/16/2003  Promissory        None     Renewal of expired note with   None
            Renewal Note               additional fixed interest of
            $25,000                    $3,250
-----------------------------------------------------------------------------------
03/18/2003  Promissory        None     Renewal of expired note with   None
           Renewal Note                additional fixed interest of
           $25,000                     $3,250
-----------------------------------------------------------------------------------
04/20/2003  Promissory Note   None     Short Term Note for cash       None
             $10,000                   with fixed interest of
                                       $1,000 and 100,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------


-----------------------------------------------------------------------------------
04/20/2003  Promissory        None   Renewal of expired note with     None
          Renewal Note               additional fixed interest of
          30,000                     $4,680
-----------------------------------------------------------------------------------
04/20/2003  Promissory        None   Renewal of expired note with     None
          Renewal Note               additional fixed interest of
          10,000                     $1,100
-----------------------------------------------------------------------------------
04/23/2003  Promissory        None     Renewal of expired note with   None
            Renewal Note               additional fixed interest of
            15,000                     $1,950
-----------------------------------------------------------------------------------
04/29/2003  Promissory        None     Renewal of expired note with   None
            Renewal Note               additional fixed interest of
            17,000                     $1,326
-----------------------------------------------------------------------------------
06/01/2003  Note Agreement    None     Loan Agreement with 10%        None
           $15,000                     interest
-----------------------------------------------------------------------------------
06/12/2003  Common Stock      None     Add'l Compensation for         None     4(2)
            2,000,000 Shares           Renewal of Debt Terms
                                       $3,750
-----------------------------------------------------------------------------------
06/19/2003  Convertible       None     Cash Investment earning        None
            Debenture                  12% quarterly and
            $5,000                     Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------
06/25/2003  Common Stock      None      Conversion of Convertible     None     4(2)
           250,000 Shares               Debenture  $5,000

-----------------------------------------------------------------------------------
06/27/2003 Convertible        None     Cash Investment earning        None
            Debenture                  12% quarterly and
           $5,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------
07/02/2003 Convertible        None     Cash Investment earning        None
            Debenture                  14% quarterly and
            $10,000                    Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------
07/05/2003  Note Agreement    None     Note Agreement of buy back     None
            15,000                     Inventory Machines in
                                       installments with 10%
                                       interest
-----------------------------------------------------------------------------------
07/10/2003 Convertible        None     Cash Investment earning        None
            Debenture                  12% quarterly and
            $10,000                    Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------
07/14/2003 Convertible        None     Cash Investment earning        None
            Debenture                  12% quarterly and
            $5,000                     Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------


-----------------------------------------------------------------------------------
07/15/2003 Convertible        None    Cash Investment earning         None
           Debenture                  12% quarterly and
           $2,500                     Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------
07/18/2003 Convertible        None   Cash Investment earning          None
           Debenture                  12% quarterly and
           $5,000                     Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------
07/21/2003 Convertible        None    Cash Investment earning         None
           Debenture                  14% quarterly and
           $10,000                    Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------
08/15/2003 Convertible        None    Cash Investment earning         None
           Debenture                  14% quarterly and
           $15,000                    Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------
08/25/2003 Convertible         None   Cash Investment earning         None
           Debenture                  14% quarterly and
           $10,000                    Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------
08/26/2003 Convertible         None   Cash Investment earning         None
           Debenture                  15% quarterly and
           $10,000                    Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------
09/05/2003 Convertible         None   Combines previous cash          None
           Debenture Addition         investments of $10,000 and
           $20,000                    additional $10,000
                                      investment, earning 15%
                                      quarterly and Convertible at
                                      $0.02 per share of common stock
-----------------------------------------------------------------------------------
09/10/2003 Convertible         None   Cash Investment earning         None
           Debenture                  12% quarterly and
          $2,500                      Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------
09/12/2003 Convertible         None   Combines previous cash          None
           Debenture Addition         investments of $20,000 and
           $30,000                    additional $10,000
                                      investment, earning 14%
                                      quarterly and Convertible at
                                      $0.02 per share of common stock
-----------------------------------------------------------------------------------
09/18/2003 Convertible         None   Cash Investment earning         None
           Debenture                  12% quarterly and
           $5,000                     Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
09/24/2003 Convertible        None   Combines previous cash           None
          Debenture Addition         investments of $20,000 and
          $50,000                    additional $30,000
                                     investment, earning 15%
                                     quarterly and Convertible at
                                     $0.02 per share of common stock
-----------------------------------------------------------------------------------
09/30/2003  Convertible       None   Combines previous cash           None
          Debenture Renewal          investment of $50,000 and
          Rate Change                $10,000 investment, earning
                                     15% quarterly and
                                     Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------
10/02/2003 Convertible        None     Cash Investment earning        None
            Debenture                  14% quarterly and
           $10,000                     Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------
10/06/2003 Convertible        None    Combines previous cash          None
           Debenture Addition         investments of $30,000 and
           $50,000                    additional $20,000
                                      investment, earning 14%
                                      quarterly and Convertible at
                                      $0.02 per share of common stock
-----------------------------------------------------------------------------------
10/07/2003  Warrant           None    Investment Incentive            None
          100,000 Shares              $0.01 per share
-----------------------------------------------------------------------------------
10/12/2003 Stock Option       None    Employee Incentive              None
           100,000 Shares             $0.01 per share
-----------------------------------------------------------------------------------
10/14/2003 Convertible        None    Cash Investment earning         None
           Debenture                  12% quarterly and
           $2,000                     Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------
10/15/2003 Convertible        None    Combines previous cash          None
           Debenture Addition         investments of $5,000 and
           $10,000                    additional $5,000
                                      investment, earning 13%
                                      quarterly and Convertible at
                                      $0.02 per share of common stock
-----------------------------------------------------------------------------------
10/17/2003 Convertible         None   Combines previous cash         None
           Debenture Addition        investments of $15,000 and
           $25,000                   additional $10,000
                                     investment, earning 14%
                                     quarterly and Convertible at
                                     $0.02 per share of common stock
-----------------------------------------------------------------------------------


----------------------------------------------------------------------------------
10/23/2003 Convertible        None   Cash Investment earning          None
          Debenture                  12% quarterly and
          $5,000                     Convertible at $0.015 per
                                     share of common stock
-----------------------------------------------------------------------------------
10/24/2003 Convertible        None   Combines previous cash           None
          Debenture Addition         investments of $20,000 and
          $25,000                    additional $5,000
                                     investment, earning 15%
                                     quarterly and Convertible at
                                     $0.02 per share of common stock
-----------------------------------------------------------------------------------
10/27/2003 Convertible        None   Combines previous cash           None
            Debenture Addition       investments of $50,000 and
            $70,000                  additional $20,000
                                     investment, earning 15%
                                     quarterly and Convertible at
                                     $0.02 per share of common stock
-----------------------------------------------------------------------------------
11/05/2003 Convertible        None   Cash Investment earning          None
            Debenture                12% quarterly and
            $5,000                   Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------
11/07/2003 Convertible        None    Cash Investment earning         None
            Debenture                 12% quarterly and
            $5,000                    Convertible at $0.015 per
                                      share of common stock
-----------------------------------------------------------------------------------
11/17/2003 Convertible        None    Cash Investment earning         None
            Debenture                 12% quarterly and
            $3,000                    Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------
11/17/2003 Convertible        None     Cash Investment earning        None
            Debenture                  14% quarterly and
            $10,000                     Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------
11/19/2003  Common Stock      None     Services Rendered              None      4(2)
            3,000,000 Shares           $30,000
                                       Consultants
-----------------------------------------------------------------------------------
11/21/2003 Convertible        None     Cash Investment earning        None
            Debenture                  14% quarterly and
            $10,000                    Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------
11/24/2003  Common Stock      None      Services Rendered             None      4(2)
            2,666,666 Shares           $40,000
-----------------------------------------------------------------------------------
12/02/2003 Convertible        None     Cash Investment earning        None
          Debenture                    13% quarterly and
          $5,000                       Convertible at $0.015 per
                                       share of common stock
-----------------------------------------------------------------------------------


-----------------------------------------------------------------------------------
12/2003/2003 Convertible      None       Cash Investment earning      None
              Debenture                  12% quarterly and
              $2,000                     Convertible at $0.02 per
                                         share of common stock
-----------------------------------------------------------------------------------
12/2003/2003 Convertible      None       Cash Investment earning      None
              Debenture                  12% quarterly and
              $1,000                     Convertible at $0.02 per
                                         share of common stock
-----------------------------------------------------------------------------------
12/05/2003  Promissory Note   None       Short Term Note for cash     None
             10,000                      with fixed interest of
                                         $1,750 and 200,000
                                         Shares of Common Stock
-----------------------------------------------------------------------------------
12/08/2003  Promissory Note   None       Short Term Note for cash     None
            15,000                       with fixed interest of
                                         $2,500 and 250,000
                                         Shares of Common Stock
-----------------------------------------------------------------------------------
12/09/2003  Promissory Note   None       Short Term Note for cash     None
            30,000                       with fixed interest of
                                         $5,000 and 1,000,000
                                         Shares of Common Stock
-----------------------------------------------------------------------------------
12/17/2003  Promissory Note   None       Short Term Note for cash     None
            15,000                        with fixed interest of
                                          $2,500 and 250,000
                                          Shares of Common Stock
-----------------------------------------------------------------------------------
12/18/2003  Promissory Note   None       Short Term Note for cash     None
            30,000                       with fixed interest of
                                         $5,000 and 1,000,000
                                         Shares of Common Stock
-----------------------------------------------------------------------------------
12/19/2003 Convertible        None       Cash Investment earning      None
          Debenture                      12% quarterly and
          $2,000                         Convertible at $0.02 per
                                         share of common stock
-----------------------------------------------------------------------------------
12/24/2003  Promissory Note   None       Short Term Note for cash     None
          30,000                         with fixed interest of
                                         $5,000 and 1,000,000
                                         Shares of Common Stock
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
         Title &                       Nature             Underwriting      Exemption
         Amount of     Principal       & of Amount         Discounts &       Relied
Date     Securities    Underwriters    Consideration       Commissions      Upon
------------------------------------------------------------------------------------


01/19/04 Convertible      None       Cash Investment earning      None
          Debenture                  14% quarterly and
          $20,000                    Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------
01/27/04  Promissory Note None       Short Term Note for cash     None
          20,000                     with fixed interest of
                                     $3,000 and 500,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------
01/29/04  Promissory Note None       Short Term Note for cash     None
          15,000                     with fixed interest of
                                     $2,500 and 500,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------
02/05/04  Promissory Note None       Short Term Note for cash     None
          15,000                     with fixed interest of
                                     $2,500 and 500,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------
02/12/04 Convertible    None         Cash Investment earning      None
          Debenture                  15% quarterly and
          $20,000                    Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------
02/16/04 Convertible    None         Cash Investment earning       None
          Debenture                  14% quarterly and
          $10,000                    Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------
02/19/04 Convertible    None         Cash Investment earning       None
          Debenture                  13% quarterly and
          $5,000                     Convertible at $0.015 per
                                     share of common stock
-----------------------------------------------------------------------------------
02/19/04  Convertible   None           Combines previous cash      None
          Debenture                    investments of $5,000 and
          Addition                     additional $5,000
          $10,000                      investment, earning
                                       13% quarterly and
                                       Convertible at $0.02
                                       per share of common
                                       stock
---------------------------------------------------------------------------------


---------------------------------------------------------------------------------
02/23/04  Convertible     None         Cash Investment earning    None
          Debenture                    14% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of common stock
---------------------------------------------------------------------------------
02/24/04  Convertible     None         Cash Investment earning    None
          Debenture                    14% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
02/25/04  Promissory      None         Short Term Note for cash   None
          Note $15,000                 with fixed interest of
                                       $2,500 and 500,000
                                       Shares of Common Stock
---------------------------------------------------------------------------------
03/2003/04  Convertible    None        Cash Investment earning    None
          Debenture                    15% quarterly and
          $10,000                      Convertible at $0.015 per
                                       share of common stock
---------------------------------------------------------------------------------
03/04/04  Convertible     None         Cash Investment earning    None
          Debenture                    15% quarterly and
          $15,000                      Convertible at $0.02
                                       per share of common stock
---------------------------------------------------------------------------------
03/04/04  Promissory      None         Renewal of expired note    None
          Renewal Note                 with additional fixed
          10,000                       interest of $1,750 and
                                       200,000 Shares of
                                       Common Stock
---------------------------------------------------------------------------------
03/08/04  Promissory      None         Renewal of expired note   None
          Renewal Note                 with additional fixed
          30,000                       interest of $5,000 and
                                       1,000,000 Shares of
                                       Common Stock
---------------------------------------------------------------------------------
03/11/04  Promissory Note None         Short Term Note for       None
          $7,500                       cash with fixed interest
                                       of $1,250 and 100,000
                                       Shares of Common Stock
---------------------------------------------------------------------------------
03/17/04  Convertible     None         Cash Investment earning   None
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
03/17/04  Promissory      None         Renewal of expired note   None
          Renewal                      with additional fixed
          Note 30,000                  interest of $5,000 and
                                       1,000,000 Shares of
                                       Common Stock
---------------------------------------------------------------------------------


--------------------------------------------------------------------------------
03/22/04  Convertible     None         Combines previous cash    None
          Debenture                    investments of $5,000
          Addition                     and additional $5,000
          $10,000                      investment, earning 15%
                                       quarterly and Convertible
                                       at $0.02 per share of
                                       common stock
---------------------------------------------------------------------------------
03/25/04  Convertible     None         Cash Investment earning   None
          Debenture                    15% quarterly and
          $20,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
03/28/04  Common Stock    None         Collateral of             None
          1,000,000                    Convertible Debenture
          Shares                       $20,000

---------------------------------------------------------------------------------
03/28/04  Promissory      None         Short Term Note for       None
          Note                         cash with fixed interest
          $15,000                      of $2,500 and 500,000
                                       Shares of Common Stock
---------------------------------------------------------------------------------
03/30/04  Convertible    None          Combines previous cash    None
          Debenture                    investments of $2,000
          Addition                     and additional $20,000
          $22,000                      investment, earning 14%
                                       quarterly and Convertible
                                       at $0.02 per share of
                                       common stock
---------------------------------------------------------------------------------
04/06/04  Convertible    None          Cash Investment earning   None
          Debenture                    14% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------
04/21/04  Convertible    None          Cash Investment earning   None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------
04/22/04  Convertible    None          Cash Investment earning   None
          Debenture                    14% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of common
                                       stock and issuance
                                       of 100,000 Shares of
                                       Common Stock
---------------------------------------------------------------------------------


---------------------------------------------------------------------------------
04/27/04  Promissory     None          Short Term Note for       None
          Note $7,500                  cash with fixed interest
                                       of $1,250 and 150,000
                                       Shares of Common Stock
---------------------------------------------------------------------------------
04/28/04  Promissory     None          Renewal of expired note   None
          Renewal                      with additional fixed
          Note 15,000                  interest of $2,500 and
                                       500,000 Shares of
                                       Common Stock
---------------------------------------------------------------------------------
05/2003/04  Promissory   None          Short Term Note for       None
          Note $7,500                  cash with fixed interest
                                       of $1,250 and 150,000
                                       Shares of Common Stock
---------------------------------------------------------------------------------
05/07/04  Convertible    None          Cash Investment earning   None
          Debenture                    15% quarterly and
          $20,000                      Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------
05/07/04  Promissory     None          Short Term Note for cash  None
          Note $7,500                  with fixed interest of
                                       $1,250 and 250,000
                                       Shares of Common Stock
---------------------------------------------------------------------------------
05/14/04  Common Stock   None          Services Rendered         None       4(2)
          2,240,000                    $64,800
          Shares                       Consultants
---------------------------------------------------------------------------------
05/14/04  Common Stock   None          Penalty Compensation      None      Reg S
          300,000 Shares               $6,000 Offshore
                                       Persons
---------------------------------------------------------------------------------
05/14/04  Common Stock   None          Equity Distribution       None
          4,000,000                    Fees $140,000
          Shares                       For Funding
---------------------------------------------------------------------------------
05/14/04  Secured        None          Cash Investment           None
          Convertible                  earning 5% annually
          Debenture                    and Convertible at a
          $70,000                      conversion price equal
                                       to the lower of 120%
                                       of closing bid price
                                       on closing date or 80%
                                       of lowest closing bid
                                       price the 5 trading
                                       days preceding
                                       conversion date with
                                       a 3 year maturity
---------------------------------------------------------------------------------
5/18/04   Convertible    None          Combines previous cash    None
          Debenture                    investments of $10,000
          Addition                     and additional $10,000
          $20,000                      investment, earning
                                       15% quarterly and
                                       Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------


---------------------------------------------------------------------------------
05/18/04  Convertible    None          Cash Investment earning   None
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of
                                       common stock

---------------------------------------------------------------------------------
05/21/04  Convertible    None          Cash Investment earning   None
          Debenture                    12% quarterly and
          $2,500                       Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------
05/24/04  Convertible    None          Combines expired          None
          Debenture                    Promissory Note of
          $25,000                      $15,000 and additional
                                       $10,000 investment,
                                       earning 14% quarterly
                                       and Convertible at $0.02
                                       per share of common stock
---------------------------------------------------------------------------------
05/25/04  Promissory     None          Renewal of expired note   None
          Renewal                      with additional fixed
          Note 15,000                  interest of $2,500 and
                                       500,000 Shares of
                                       Common Stock
---------------------------------------------------------------------------------
05/26/04  Convertible    None          Cash Investment earning   None
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
05/26/04  Convertible    None          Cash Investment earning   None
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------
05/28/04  Convertible    None          Combines expired          None
          Debenture                    Debenture of $10,000
          Addition                     Convertible at $1.40
          $25,000                      per share and 15% interest
                                       with new cash investment
                                       of $15,000, for 18%
                                       quarterly and Convertible
                                       at $0.02 per share of
                                       common stock
---------------------------------------------------------------------------------
05/28/04  Convertible    None          Cash Investment earning   None
          Debenture                    13% quarterly and
          $25,000                      Convertible at $0.02
                                       per share of
                                       common stock
----------------------------------------------------------------------------------


---------------------------------------------------------------------------------
05/31/04  Convertible    None          Cash Investment earning   None
          Debenture                    14% quarterly and
          $15,000                      Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------
06/08/04  Convertible    None          Cash Investment earning   None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------
06/08/04  Promissory     None          Short Term Note for       None
          Note                         cash with fixed
          $15,000                      interest of $2,500
                                       and 500,000 Shares
                                       of Common Stock
---------------------------------------------------------------------------------
06/15/04  Convertible    None          Cash Investment earning   None
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------
06/16/04  Convertible    None          Cash Investment earning   None
          Debenture                    14% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------
06/16/04  Convertible    None          Cash Investment earning  None
          Debenture                    13% quarterly and
          $20,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
06/17/04  Convertible    None          Combines previous cash   None
          Debenture                    investments of $5,000
          Addition                     and additional $5,000
          $10,000                      investment, earning 14%
                                       quarterly and Convertible
                                       at $0.02 per share of
                                       common stock
---------------------------------------------------------------------------------
 06/19/04 Common         None          Placement Agent Fee      None         4(2)
          Stock                        $7,500 Investment
          250,000                      Bankers
          Shares
-----------------------------------------------------------------------------------


---------------------------------------------------------------------------------
06/21/04  Convertible    None          Cash Investment earning  None
          Debenture                    12% quarterly and
          $20,000                      Convertible at $0.02
                                       per share of common
                                       stock and 1,000,000
                                       warrants at $0.02
                                       per share
---------------------------------------------------------------------------------
6/21/04   Warrant        None          Investment Incentive     None
          1,000,000                    $0.03 per shares
          Shares
---------------------------------------------------------------------------------
06/22/04  Convertible    None          Combines expired         None
          Debenture                    Debenture of $20,000
          Addition                     Convertible at $1.40
          $120,000                     per share and 15%
                                       interest, past
                                       interest earned of
                                       $10,000 and new cash
                                       investment of $90,000,
                                       for 18% interest
                                       quarterly and
                                       Convertible at $0.02
                                       per share of
                                       common stock
---------------------------------------------------------------------------------
06/29/04  Common Stock   None          Services Rendered        None         4(2)
          13,000,000                   $195,000
          Shares                       Consultants
---------------------------------------------------------------------------------
06/29/04  Common Stock   None          Conversion of            None         4(2)
          542,500 Shares               Convertible
                                       Debentures/Interest
                                       $10,850
---------------------------------------------------------------------------------
06/29/04  Common Stock   None          Debt Reduction of        None         4(2)
          4,000,000                    Legal Expenses
          Shares                       $60,000 For
                                       Services Provide
---------------------------------------------------------------------------------
06/29/04  Common Stock   None          Investment - Cash        None         4(2)
          1,000,000                    Stock Purchase
          Shares                       $10,000 Accredited
                                       Person
---------------------------------------------------------------------------------
06/29/04  Common Stock   None          Equity Distribution      None
          2,500,000                    Fees $75,000
          Shares                       For Funding
---------------------------------------------------------------------------------


---------------------------------------------------------------------------------
07/07/04  Convertible    None          Combines previous cash      None
          Debenture Addition           investments of $25,000 and
          $35,000                      additional $10,000
                                       investment earning 18%
                                       quarterly and Convertible at
                                       $0.02 per share of common
                                       stock
---------------------------------------------------------------------------------
07/07/04  Convertible    None          Combines previous cash      None
          Debenture Addition           investments of $20,000 and
          $25,000                      additional $5,000
                                       investment earning 12%
                                       quarterly and Convertible at
                                       $0.02 per share of common
                                       stock
---------------------------------------------------------------------------------
07/09/04  Common Stock   None          Equity Distribution           None
          2,166,666                    Fees $25,000 For
          Shares                       Funding
---------------------------------------------------------------------------------
07/09/04  Common Stock   None          Placement Agent Fee           None     4(2)
          83,334                       $2,500 Investment
          Shares                       Bankers
---------------------------------------------------------------------------------
07/09/04  Convertible    None          Cash Investment earning       None
          Debenture                    12% quarterly and
          $20,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
07/09/04  Warrant        None          The right to purchase         None
          500,000                      common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
---------------------------------------------------------------------------------
07/12/04  Convertible    None          Cash Investment earning       None
          Debenture                    12% quarterly and
          $20,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
07/19/04  Convertible    None          Cash Investment earning       None
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of common
                                       stock and 500,000
                                       warrants at $0.02
                                       per share
---------------------------------------------------------------------------------
07/19/04  Convertible    None          Cash Investment earning       None
          Debenture                    14% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
07/19/04  Convertible    None          Cash Investment earning        None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of common
                                       stock and 250,000
                                       warrants at $0.02
                                       per share
---------------------------------------------------------------------------------


---------------------------------------------------------------------------------
07/19/04  Convertible    None          Combines previous cash         None
          Debenture Addition           investments of $10,000 and
          $17,500                      rolling $5,000 earned interest
                                       with an additional $2,500
                                       cash investment earning 12%
                                       quarterly and Convertible at
                                       $0.02 per share of common
                                       stock
---------------------------------------------------------------------------------
07/20/04  Warrant        None          The right to purchase          None
          250,000                      common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
---------------------------------------------------------------------------------
07/21/04  Convertible    None          Cash Investment earning        None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of common
                                       stock and 250,000
                                       warrants at $0.02
                                       per share
---------------------------------------------------------------------------------
07/21/04  Convertible    None          Cash Investment earning         None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of common
                                       stock and 250,000
                                       warrants at $0.02
                                       per share
---------------------------------------------------------------------------------
07/21/04  Convertible    None          Cash Investment earning         None
          Debenture                    12% quarterly and
          $2,500                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
07/21/04  Warrant        None          The right to purchase           None
          250,000                      common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
---------------------------------------------------------------------------------
07/23/04  Secured         None    Cash Investment earning 5%           None
          Convertible                  annually and Convertible at a
          Debenture                    conversion price equal to the
          $70,000                      lower of 120% of closing bid
                                       price on closing date or 80%
                                       of lowest closing bid price the
                                       5 trading days preceding
                                       conversion date with a 3 year
                                       maturity

---------------------------------------------------------------------------------


---------------------------------------------------------------------------------
07/26/04  Convertible    None          Cash Investment earning         None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
07/26/04  Common Stock   None          For purchase of buy back        None
          1,000,000                    equipment of 9 machines and
                                       6 bases @ .021 per share or
                                       $21,000
---------------------------------------------------------------------------------
07/28/04  Convertible    None          Cash Investment earning         None
          Debenture                    15% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
07/28/04  Convertible    None          Cash Investment earning        None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
07/29/04  Convertible    None          Cash Investment earning        None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
08/04/04  Convertible    None          Cash Investment earning        None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
08/08/04  Convertible    None          Cash Investment earning        None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
08/10/04  Convertible    None          Cash Investment earning        None
          Debenture                    12% quarterly and
          $6,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
08/12/04  Convertible    None          Cash Investment earning        None
          Debenture                    12% quarterly and
          $2,500                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
08/19/04  Convertible    None          Cash Investment earning         None
          Debenture                    14% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of common
                                       stock and 50,000
                                       warrants at $0.02
                                       per share
---------------------------------------------------------------------------------



---------------------------------------------------------------------------------
08/20/04  Convertible    None          Cash Investment earning          None
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
08/23/04  Convertible    None          Combines previous cash           None
          Debenture Addition           investments of $10,000 and
          $10,000                      additional $10,000
                                       investment earning 14%
                                       quarterly and Convertible at
                                       $0.02 per share of common
                                       stock
---------------------------------------------------------------------------------
08/24/04  Warrant        None          The right to purchase             None
          50,000                       common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
---------------------------------------------------------------------------------
09/02/04  Convertible    None          Combines new cash investments     None
          Debenture 		       of $15,000 with note that
          Addition		       expired in amount of $15,000 and
          $15,000                      $7,500 earned interest for total of
                                       $37,500 investment earning 17/%
                                       quarterly and Convertible at
                                       $0.02 per share of common stock
----------------------------------------------------------------------------------
09/10/04  Convertible    None          Cash Investment earning           None
          Debenture                    12% quarterly and
          $5,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
09/15/04  Convertible    None          Cash Investment earning           None
          Debenture                    12% quarterly and
          $20,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
09/15/04  Convertible    None          Cash Investment earning           None
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
09/16/04  Secured        None          Cash Investment earning           None
          Convertible                  5% annually and Convertible
          Debenture                    at a conversion price equal
          $60,000                      to the lower of 120% of
                                       closing bid price on closing
                                       date or 80% of lowest closing
                                       bid price the 5 trading days
                                       preceding conversion date
                                       with a 3 year maturity
----------------------------------------------------------------------------------
09/17/04  Warrant        None          The right to purchase         None
          50,000                       common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
---------------------------------------------------------------------------------


----------------------------------------------------------------------------------
 09/17/04 Warrant        None          The right to purchase         None
          200,000                      common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
---------------------------------------------------------------------------------
09/17/04  Warrant        None          The right to purchase        None
          50,000                       common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
---------------------------------------------------------------------------------
09/20/04  Convertible    None          Cash Investment earning     None
          Debenture                    13% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
09/27/04  Convertible    None          Cash Investment earning     None
          Debenture                    12% quarterly and
          $2,500                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
09/28/04  Convertible    None          Cash Investment earning     None
          Debenture                    12% quarterly and
          $1,500                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
10/04/04  Convertible    None          Cash Investment earning     None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
10/04/04  Convertible    None          Cash Investment earning     None
          Debenture                    12% quarterly and
          $2,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
10/04/04  Convertible    None          Cash Investment earning     None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
10/08/04  Convertible    None          Cash Investment earning     None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
10/12/04  Warrant        None          The right to purchase       None
          50,000                       common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
---------------------------------------------------------------------------------
10/12/04  Warrant        None          The right to purchase       None
          100,000                      common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
---------------------------------------------------------------------------------
10/13/04  Convertible    None          Cash Investment earning     None
          Debenture                    12% quarterly and
          $3,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------


---------------------------------------------------------------------------------
10/13/04  Convertible   None          Cash Investment earning       None
          Debenture                    12% quarterly and
          $2,500                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
10/21/04  Convertible   None          Cash Investment earning        None
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
---------------------------------------------------------------------------------
10/26/04 Convertible    None           Cash Investment earning       None    4(2)
         Debenture                     12% quarterly
         $20,000		       and Convertible at $0.02
                                       per share of common stock.
-----------------------------------------------------------------------------------
10/26/04 Convertible    None           Cash Investment earning        None   4(2)
         Debenture                     12% quarterly and Convertible
         $12,000                       at $0.02 per share of common
                                       stock.
------------------------------------------------------------------------------------
10/28/04 Convertible    None           Cash Investment earning 12%    None   4(2)
         Debenture                     quarterly and Convertible at
         $10,000		       $0.02 per share of common stock.
------------------------------------------------------------------------------------
11/02/04 Convertible    None           Cash Investment earning 12%    None   4(2)
         Debenture                     quarterly and Convertible at
         $20,000		       $0.02 per share of common stock.
------------------------------------------------------------------------------------
11/09/04 Convertible    None           Cash Investment earning 12%    None   4(2)
         Debenture	               quarterly and Convertible at
         $2,500			       $0.02 per share of common stock.
------------------------------------------------------------------------------------
11/15/04 Convertible    None           Cash Investment earning 12%    None   4(2)
         Debenture	               quarterly and Convertible at
         $20,000		       $0.02 per share of common stock.
------------------------------------------------------------------------------------
11/16/04 Convertible    None           Cash Investment earning 12%    None   4(2)
         Debenture	               quarterly and Convertible at
         $10,000		       $0.02 per share of common stock.
------------------------------------------------------------------------------------
11/23/04 Convertible    None           Cash Investment earning 12%    None   4(2)
         Debenture	               quarterly and Convertible at
         $5,000			       $0.02 per share of common stock.
------------------------------------------------------------------------------------
12/03/04 Convertible    None           Cash Investment earning 12%    None   4(2)
         Debenture	               quarterly and Convertible at
         $20,000		       $0.02 per share of common stock.
------------------------------------------------------------------------------------
12/8/04	 Warrant        None           The right to purchase common   None   4(2)
         500,000                       shares at a price of $0.02
         Shares                        per share granted as
                                       incentive for cash investment.
-------------------------------------------------------------------------------------


------------------------------------------------------------------------------------
12/08/04 Convertible    None           Cash Investment earning 12%    None   4(2)
         Debenture                     quarterly and Convertible at
         $5,000		               $0.02 per share of common stock.
------------------------------------------------------------------------------------
12/10/04 Convertible   None            Combines previous cash         None    4(2)
         Debenture                     investments of $10,000 with
         Addition                      an additional $10,000 cash
         $10,000		       investment earning 15/%
                                       quarterly and Convertible at
                                       $0.02 per share of common stock
--------------------------------------------------------------------------------------
12/17/04 Convertible   None            Cash Investment earning 14%    None     4(2)
         Debenture                     quarterly and Convertible at
         $50,000		       $0.02 per share of common stock.
--------------------------------------------------------------------------------------
12/17/04 Convertible   None            Cash Investment earning 14%    None     4(2)
         Debenture                     quarterly and Convertible at
         $25,000	               $0.02 per share of common stock.
---------------------------------------------------------------------------------------
12/17/04 Convertible   None	       Combines previous cash         None     4(2)
         Debenture                     investments of $6,000 with an
         Addition                      additional $1,000 cash investment
         $1,000                        earning  12/% quarterly and Convertible
                                       at $0.02 per share of common stock
----------------------------------------------------------------------------------------
12/17/04 Warrant       None            The right to purchase common   None     4(2)
         50,000                        shares at a price of $0.02
         Shares                        per share granted as incentive
                                       for cash investment
----------------------------------------------------------------------------------------		 .
12/22/04 Convertible   None           Cash Investment earning 12%     None     4(2)
         Debenture                    quarterly and Convertible at
         $5,000	                      $0.02 per share of common stock.
-----------------------------------------------------------------------------------------
12/23/04 Convertible   None           Cash Investment earning 12%     None     4(2)
         Debenture                    quarterly and Convertible at
         $6,500	                      $0.02 per share of common stock.
-----------------------------------------------------------------------------------------
12/24/04 Convertible   None           Cash Investment earning 12%     None     4(2)
         Debenture                    quarterly and Convertible at
         $10,000                      $0.02 per share of common stock.
-----------------------------------------------------------------------------------------

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction-Forward Looking Statements

Pop N Go is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward- looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Pop N Go with the SEC. Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

Any forward-looking statement speaks only as of the date on which such statement is made, and Pop N Go undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company's ability to continue as a going concern for the year ended September 30, 2004 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on nearly all of its Convertible debentures and short-term note payables. The Company owes delinquent payroll taxes of $168,721, which accrued prior to September 2002. Legal counsel is owed $123,930 as of September 2004 which is secured by a blanket security interest against all assets. The Company currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or Convertible debentures and by increasing its marketing activities to increase sales and to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations.

Assurances cannot be given that financing through private placements will continue to be available or will be sufficient to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease business altogether. Our financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability. Should any of these events not occur, the accompanying financial statements will be materially effected.

To obtain capital for our business development, infrastructure improvements and ongoing operations, we have signed a Standby Equity Distribution Agreement with Cornell Capital Partners who, is an underwriter, for $5,000,000. The Agreement allows us, upon our registration statement being declared effective by the SEC, to issue shares of our common stock to Cornell Capital Partners, at our option, for up to a maximum value of $5 million.

Year Ended September 30, 2004 versus Year Ended September 30, 2003

We incurred a net loss of $2,985,708 for the year ended September 30, 2004 as compared to a net loss of $1,945,337 year ended September 30, 2003. This loss represents a loss from operations of $1,911,065 and $1,443,056 for the year ended September 30, 2004 and 2003, respectively. The net loss also includes interest expense and other income charges totaling $1,073,843 and $502,281 for the year ended September 30, 2004 and 2003, respectively.

There were no equipment sales for year ended September 30, 2004. Equipment sales for the year ended September 30, 2003 were $115,730. This is due to the Company's focus on expanding the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines.

Total revenue share sales for year ended September 30, 2004 were $56,800 as compared to $92,015 for the year ended September 30, 2003. This represents a decrease in revenue share sales of 38.0% over the same period in the prior year. The decrease in revenue share sales was due to our decision to redeploy machines from unprofitable locations and concentrate on locating machines in the Chicago and Los Angeles markets. During the redeployment period, machines were out of service while they were being reconditioned at our factory. We expect all of these machines to be in the field generating revenue share sales during the second quarter of 2005.

Our analysis of the market trend toward eating more healthy food has caused us to emphasize the placement of company owned machines. As a result, we expected revenue from the outright sale of machines to decline which had a material adverse effect on income for the year ending 2004.

We are actively seeking vending and marketing partners to place our popcorn vending machines in high traffic schools and public access locations. We will share in the revenue stream from popcorn sales with the vending operator and location owner as long as the machines remain at the location.

We will target the Chicago and Los Angeles markets for machine placements through the first half of 2005. Our ability to place a sufficient number of popcorn machines to generate a profit for the company will be dependent on our ability to raise capital for building and placing machines.

Total cost of goods sold for revenue share for the ended September 30, 2004 was $60,635 as compared to $86,151 in the prior year. The gross profit (loss) margin for the year ended September 30, 2004 was (6.8%) loss as compared to an 6.4% profit in the prior year. This variance was due to a decrease in revenue share sales.

Total operating expenses consist primarily of development expenses and general and administrative expenses. For the year ended September 30, 2004, total operating expenses were $2,232,894. For the year ended September 30, 2003, total operating expenses were $1,451,769.

General and administrative expenses for the year ended September 30, 2004 was $1,907,230 as compared to $1,349,236 for the year ended September 30, 2003. This increase was due primarily to higher consulting fees.

Interest expense increased from $487,753 for the year ended September 30, 2003 to $904,334 for the year ended September 30, 2004. This increase was due primarily to the interest on Convertible debentures.

Liquidity and Capital Resources

As of September 30, 2004, the Company had cash and cash equivalents of $17,629 as compared to cash and cash equivalents of $2,286 as of September 30, 2003. At September 30, 2003, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($5,504,820) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($7,470,070) as of September 30, 2004. Net cash used in operating activities was $1,367,226 for year ended September 30, 2004 and $496,326 for the year ended September 30, 2003. Net cash provided by financing activities was $1,379,084 for year ended September 30, 2004, as compared to $649,328 for the year ended September 30, 2003. The principal use of cash for the year ended September 30, 2004 was to fund the net loss from operations for the period. The Company raised a total of $1,383,084 as follows; the issuance of Convertible debentures $1,050,018, short-term notes from private lenders $317,066 and sale of common stock of $16,000 during the year ended September 30, 2004.

Net cash provided by investing activities was $3,485 and $0 for the years ended September 30, 2004 and 2003, respectively.

Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and accompanying notes.

In March 2004, the Company agreed to sell up to $5,000,000 of the Company's common stock to Cornell Capital Partners over the course of 24 months after an effective registration of the shares. The purchase price is set at 98% of the market Price. On May 14, 2004, the Company issued 8,666,666 shares of the Company's common stock to Cornell Capital as a one time commitment fee. In the event the registration statement is not declared effective within 90 days, then we shall pay to Cornell Capital Partners a cash amount within 3 business days of the end of the month equal to 2% per month of the liquidation value of the
 Convertible shares outstanding, as liquidated damages.

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

Convertible Debentures and Promissory Notes

We are currently experiencing difficulties in meeting our debt obligations. We have been able to generate cash through private placements of our common stock. However, as of September 30, 2004 we held $3,414,493 in Convertible debentures. We are in default on 59% of these Convertible debentures. We have short term notes in the amount of $1,213,239. We are in default on $1,086,239 of these notes or approximately 90% of the notes. Due to our lack of cash flow, nearly all of the Convertible debt placed prior to December 31, 2002 is currently in default. We plan to become current on these obligations by converting our debentures and promissory notes to common stock of the company and/or issuing long-term promissory notes. We have been in discussions with holders of over 80% these obligations. We expect to reach a repayment agreement with holders of a minimum of 80% of our debt( Convertible debentures and promissory notes). Acceleration of the full amount of our debt would have a material adverse consequence on our ability to carry out our business plan and to continue as a going concern. Currently, we are not authorized to issue a sufficient number of shares of common stock to convert all of our debt to equity. In order to convert the debt on which we have defaulted to equity, we will be required to seek approval from our shareholders to amend our articles of incorporation to authorize the issuance of additional shares of our common stock. We expect to issue new long-term debt to refinance that portion of our debt that is not converted to equity. The issuance of new long- term debt will be under terms that will allow us to make payments out of positive cash flow expected by the third quarter of 2005. Our ability to service any new long term notes will be dependent on our ability to successfully execute our business plan. Our repayment obligations under the defaulted debentures and notes can be accelerated by the holders at any time. We have received notice of acceleration from one promissory note holder and have reached an agreement to repay the holder prior to February 15, 2005. There is no assurance that we will be able to make timely payments on any debt instruments that we issue in the future. To obtain capital for our business development, infrastructure improvements and on going operations, we have signed a Standby Equity Distribution Agreement with Cornell Capital Partners who is an underwriter for $5,000,000. The Agreement allows us, upon our registration statement being declared effective by the SEC, to issue shares of our common stock to Cornell Capital Partners, at our option, for up to a maximum value of $5 million.

We issued a promissory note to Branax, LLC for $240,000 in connection with our acquisition of Branax in July 2001. Our default on this promissory note could result in litigation between Pop N Go and the former shareholders of Branax. If such litigation were to occur we would be forced to expend significant time, money and other resources that could otherwise be used to advance our business operations. If forced to defend Pop N GO in such litigation, management could have to curtail or even cease operations. We do not expect any litigation to arise as a result of our default on this note. We expect to renegotiate the note and are currently in negotiations with Branax to do so.

Management's Strategy

We continually evaluate opportunities to improve popcorn machine models and assess the marketplace to capitalize on new business opportunities. The fundamental strategy is to launch a program to place our patented machines in schools, colleges and other major institutional facilities, including airports, hospitals and corporate cafeterias. We are also engaged in a revenue sharing program which allows major food service operators to quickly incorporate Pop N Go machines into their systems without any capital expenditures and with minimal space and labor requirements.

We have been successful in placing machines in retail stores, shopping malls and schools and believe our revenue sharing program will expand during 2005. Currently we have company owned popcorn units in place and operating.

Branax, LLC

On July 6, 2001, pursuant to an agreement to purchase membership interests, Pop N Go, through our newly formed, wholly owned subsidiary, POPN Acquisition Corp, acquired 100% of the membership interests of Branax, LLC. Branax produces Flixstix, the first flavoring for popcorn to be offered in individual servings. Branax has been attempting to develop partnering programs with major food manufacturers. Although there was a successful program with one major customer, the delay in developing significant revenues from Branax has resulted in the decision to write off goodwill.

We believe that Branax has several opportunities for significantly expanding its sales which would be enhanced with the inflow of investment capital into Pop N Go during 2005. We believe the capital would enable Branax to develop the specialized packaging and product mix required by these significant customers. There is no assurance such capital will be available, or on what terms.

We are currently in default on a promissory note in the original principal amount of $240,000 that we issued to purchase Branax, LLC and such default could have legal ramifications. We are in negotiations to restructure the note to Branax upon the completion of the disbursement of funds under the Equity Distribution Agreement. During the course of the default period, we have worked with Branax to develop the marketing and manufacturing of their product line. Because of our negations and our ongoing working relationship with Branax we do not believe our default will result in litigation.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparations of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

The Company recognizes revenues at the time products are shipped. Revenue streams are generated from (1) the sale of the Pop N Go vending machines; and
(2) the operation of Company owned revenue share machines, which are owned by the Company, and are typically located in retail stores, shopping malls and high traffic locations. The owner or operator and the Company share the revenue generated by Company owned machines. Company personnel provide maintenance and collection services for revenue sharing machines. It is estimated that up to 80% of the Company's machines will be operated on a revenue sharing program. The Company also has in market testing, Branax's popcorn flavorings, and anticipates generating revenues in 2005 from the sale of this product. The Company also has in market testing, Branax's popcorn flavorings, and anticipates generating revenues in 2005 from the sale of this product. There is of course no assurance that the Company will be successful or will realize profits from its activities.

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 does not have a material effect on the earnings or financial position of the Company.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS


                                 POP N GO, INC.
                                    CONTENTS
                               September 30, 2004

                                                             Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM       F 1

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

  Consolidated Statements of Shareholders' Deficit            F 4 - F 5

  Consolidated Statements of Cash Flows                       F 6 - F 7

  Notes to Consolidated Financial Statements                  F 8 - 31

----------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Pop N Go, Inc.

We have audited the accompanying consolidated balance sheet of Pop N Go, Inc. as of September 30, 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pop N Go, Inc. as of September 30, 2004, and the consolidated results of their operations and cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended September 30, 2004, the Company incurred net losses of $2,985,708. In addition, the Company's had negative cash flow in operating activities amounting $1,367,226 in the year ended September 30, 2004, and the Company's accumulated deficit was $20,731,104 as of September 30, 2004. In addition, the Company is in default on numerous of its debt obligations. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.


CERTIFIED PUBLIC ACCOUNTANTS
Huntington Beach, California

December 30, 2004

                                 POP N GO, INC.
                          CONSOLIDATED  BALANCE SHEET
                               SEPTEMBER 30,2004



                                    ASSETS

Current assets
  Cash                                                           $      17,629
  Accounts receivable, net of allowance for
    doubtful accounts of $63                                             1,739
  Prepaid expenses and other current assets                              1,376
                                                                     ---------
      Total current assets                                              20,744

Rental equipment, net                                                  111,186
Furniture and equipment, net                                             2,902
Other assets                                                             4,975
                                                                     ---------
        Total assets                                             $     139,807
                                                                     =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                               $     534,280
  Accrued liabilities                                                1,845,116
  Accrued consulting fees- related party                               472,359
  Notes payable                                                        973,239
  Loan payable - related party                                         240,000
  Convertible debt, net                                              3,364,493
  Customer deposits                                                     61,326
                                                                     ---------
    Total current liabilities                                        7,490,814
                                                                     ---------
Commitments and contingencies

Shareholders' deficit
  Common stock, $0.001 par value
   300,000,000 shares authorized;
   issued and outstanding 122,479,059 shares                           122,479
  Additional paid-in-capital                                        12,514,148
  Beneficial conversion feature                                       (207,401)
  Stock to be issued- 15,045,000 shares of common stock                950,872
  Accumulated deficit                                              (20,731,104)
                                                                    ----------
      Total shareholders' deficit                                   (7,351,007)
                                                                     ---------
      Total liabilities and shareholders' deficit                $     139,807
                                                                     =========
The accompanying notes are an integral part of these consolidated financial statements

                                 POP N GO, INC.
                     CONSOLIDATED  STATEMENTS OF OPERATIONS
                               SEPTEMBER 30, 2004

                                                 Year ended September 30,
                                                  2004   	  2003
                                              -----------      ----------
Equipment sales                               $      - 	     $    115,730
Revenue share sales                             56,800	           92,015
                                              -----------      ----------
      Total                                     56,800	          207,745

Cost of goods sold - equipment sale                 -  	          112,881
Cost of goods sold - revenue share sales        60,635 	           86,151
                                             -----------       -----------
    Total                                       60,635 	          199,032
                                             -----------       -----------
     Gross profit (loss)                        (3,835)             8,713
                                             -----------       -----------
Operating expenses:
     Administrative and general              1,907,230          1,349,236
     Impairment of inventory                         - 	          102,533
                                             -----------       -----------
Total operating expenses                     1,907,230          1,451,769
                                             ----------	       -----------
Operating loss                              (1,911,065)        (1,443,056)

Non-operating income (expense):
Loss on conversion of debt                     (33,591)           (16,200)
Loss on legal settlement                       (61,794)                 -
Litigation expense                            (117,179)                 -
Interest expense                              (904,334)          (487,753)
Gain on sale of rental equipment                 5,555                  -
Other income                                    37,500	            1,672
                                             -----------       -----------
         Total                              (1,073,843)          (502,281)
                                             -----------       -----------
Loss  before income taxes                  $(2,984,908)       $(1,945,337)
Provision for income taxes                         800                  -
                                            -----------        -----------
Net loss                                   $(2,985,708)       $(1,945,337)
                                            ============       ===========
Loss per share:                                 ($0.03)            ($0.02)
                                            ============       ===========
Basic and diluted weighted
 average number common stock outstanding    100,590,235        85,651,264
                                            ============       ===========


The accompanying notes are an integral part of these consolidated financial statements

                                 POP N GO, INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                        Additional    Stock     Beneficial
                                      Common Stock       Paid-In      to be     Conversion
                                  Shares        Amount   Capital      Issued    Features
                               ------------    -------  ---------    --------   ----------
Balance, September 30, 2002     76,269,894    $ 76,269 $11,261,028   $709,209    $    -

Issuance of shares for service   6,300,000       6,300     153,300       -            -

Issuance of shares for
  settlement of debt             1,300,000       1,300      29,900       -            -

Issuance of shares for
  interest                       2,250,000       2,250      22,750       -            -

Issuance of shares for
  loan incentive                 2,000,000       2,000      38,000       -            -

Conversion of Convertible
  debenture                        250,000         250       4,750       -            -

975,00 shares to be issued
  for loan incentives                -              -          -      10,773          -

Deemed dividends (note 9)            -              -          -        -             -

Net loss for year ended
  September 30, 2003                 -              -          -        -             -
 --------------------------    ------------  ----------  ----------  ---------   ------------
Balance, September 30, 2003     88,369,894    $ 88,369 $11,509,728   $719,982         -

Issuance of shares for services 25,000,000      25,000     480,750       -            -

Issuance of shares for cash      1,000,000       1,000      14,000       -            -

Issuance of shares for
  settlement of debt             4,000,000       4,000      56,000       -            -

Issuance of share for equipment
  purchases                      1,000,000       1,000      29,000       -            -

Issuance of stock warrants            -            -        65,588       -            -

Conversion of convertible
  debentures                     3,209,166       3,209      81,233       -            -

Beneficial conversion Features        -            -       281,750       -         (281,750)

Amortization of beneficial
  conversion feature                  -            -          -          -           74,349

12,920,000 shares to be issued
  for loan incentives                 -            -          -        214,890         -

1,100,000 shares to be issued
  for service                         -            -          -         15,000         -

50,000 shares to be issued for
  cash                                -            -          -          1,000         -

Purchase and cancellation of
  shares                         (100,001)       (100)     (3,900)         -           -

Net loss for the year ended
  September 30, 2004                  -            -          -            -           -
---------------------------    -------------   -------- ----------  ----------   ---------
Balance, September 30, 2004    122,479,059     122,479  12,514,148    950,872     (207,401)
===========================    =============   ======== ==========  ==========   =========

                                 POP N GO, INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Continued)

                                                                  Total
                             	Subscription     Accumulated   Stockholders'
                                Receivable         Deficit        Deficit
                       	        -----------      -----------    ---------
Balance, September 30, 2002       (173,644)     (15,626,415)   (3,753,553)

Issuance of shares for service        -              -            159,600

Issuance of shares for
  settlement of debt         	      -              -             31,200

Issuance of shares for
  interest                            -      	     -             25,000

Issuance of shares for
  loan incentive             	      -              -             40,000

Conversion of Convertible
  debenture                  	      -              -              5,000

975,00 shares to be issued
  for loan incentives        	      -              -             10,773

Deemed dividends (note 9)           173,644        (173,644)            -

Net loss for year ended
  September  30, 2003        	      -          (1,945,337)   (1,945,337)
----------------------------   	 -----------    ------------  -------------

Balance, September 30, 2003      $    -        $(17,745,396)  $(5,427,317)

Issuance of shares for services	      -              -            505,750

Issuance of shares for cash           -              -             15,000

Issuance of shares for
  settlement of debt                  -              -             60,000

Issuance of share for equipment
  purchases                           -              -             30,000

Issuance of stock warrants            -              -             65,588

Conversion of convertible
  debentures                          -              -             84,442

Beneficial conversion Features        -              -                -

Amortization of beneficial
  conversion feature                  -              -             74,349

12,920,000 shares to be issued
  for loan incentives                 -              -            214,890

1,100,000 shares to be issued
  for service                         -              -             15,000

50,000 shares to be issued for
  cash                                -              -              1,000

Purchase and cancellation of
  shares                              -              -             (4,000)

Net loss for the year ended
  September 30, 2004                  -          (2,985,708)   (2,985,708)
---------------------------     -----------    -------------- --------------
Balance, September 30, 2004           -         (20,731,104)   (7,351,007)
===========================     ===========    ============== ==============

The accompanying notes are an integral part of these consolidated financial statements


                                 POP N GO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                       2004            2003
                                                   -----------     -----------
Cash flows used in operating activities
   Net loss                                         $(2,985,708)   $(1,945,337)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation and amortization                       148,594         156,837
   Issuance of common stock for services               505,750         159,600
   Impairment of Inventory                                   -         102,533
   Issuance of shares for interest and loan incentive        -          65,000
   Issuance of warrants                                 65,588               -
   Shares to be issued for loan incentive              214,890          10,773
   Shares to issued for services	                15,000               -
   Deemed dividends                                          -         173,644
   Recovery of rental equipment                        (37,500)              -
   Loss on conversion of debenture                      33,591          16,200
   Gain on sale of rental equipment                     (5,555)              -
Increase (decrease):
   Accounts receivable                                    (807)          5,045
   Inventories                                               -          87,357
   Prepaid expenses and other current assets               500           8,813
Increase (decrease) in:
   Accounts payable                                    239,959         (15,519)
   Accrued liabilities                                 272,237         574,226
   Accrued consulting fees- related party              156,725          91,038
   Customer deposits                                     9,510          13,464
                                                   ------------    -----------
Net cash used in operating activities               (1,367,226)       (496,326)
                                                   ------------    -----------
Cash flows from investing activities:
   Proceeds from sale of rental equipment                8,485               -
   Purchase of rental inventory                         (5,000)              -
                                                   ------------   ------------
Net cash provided by investing activities                3,485               -
                                                   -----------    ------------

Cash flows from financing activities:
   Proceeds from sale of Convertible debentures, net 1,050,018          417,899
   Net proceeds from notes payable                     317,066          231,429
   Purchase of common stock                             (4,000)               -
   Proceeds from shares to be issued                     1,000                -
   Proceeds from sale of common stock                   15,000                -
                                                    ----------     ------------
Net cash provided by financing activities            1,379,084          649,328
                                                    ----------     ------------
Net increase (decrease) in cash and cash equivalents    15,343           (2,280)
Cash and cash equivalents,
  beginning of year                                      2,286            4,566
                                                   -----------      -----------
Cash and cash equivalents,
  end of year                                     $     17,629            2,286
                                                   ===========     ============
Supplemental disclosure of
  cash flow information:

   Cash paid during the year for:
     Interest                                     $    65,428      $       262
                                                   ===========     ============
     Income taxes                                 $         -      $         -
                                                   ===========     ============

The accompanying notes are an integral part of these consolidated financial statements

                                 POP N GO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Pop N Go, Inc., incorporated in the State of Delaware on October 21, 1996, and its subsidiaries, Nuts to Go, Inc. and Branax, LLC, (collectively, the "Company") manufacture and develop coin-operated popcorn machines which they sell to distributors and retail establishments. The Company also intends to own and operate these machines for its own account on a revenue-sharing basis. In addition, the Company has developed prototype coin-operated machines for outside customers on a contract basis. Nuts To Go, Inc. and Branax, LLC were dormant companies for the years ended September 30, 2004 and 2003.

NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended September 30, 2004 and 2003, the Company incurred losses of $2,985,708 and $1,945,337, respectively. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock, and much of the Company's debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 3 - CONSULTING AGREEMENT ON ACQUISITION OF BRANAX, LLC

In connection with the purchase agreement of Branax, the Company entered into a two-year consulting agreement with the former President and Chief Executive Officer of Branax. The agreement expired in July 1, 2003 and extended verbally to June 30, 2004 and calls for the issuance of 326,880 shares of the Company's common stock. The value of the shares, which were immediately issuable, was $88,258 and has been fully capitalized as of September 30, 2003. The unpaid compensation was accrued through June 30, 2004. (note 11)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Pop N Go, Inc. and its wholly owned subsidiaries, Nuts to Go, Inc. and Branax, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist primarily of short and long-term amounts due from customers and franchisees. The Company has provided for an allowance in the aggregate of $63 and $2,485 for the year ended September 30, 2004 and 2003, respectively for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible accounts.

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

Rental equipment

Rental equipment is stated at cost. Depreciation is computed using the straight- line method over an estimated useful life of seven years. Depreciation expense was $17,012 and $12,843 for the years ended September 30, 2004 and 2003, respectively.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $6,942 and $9,865 for the years ended September 30, 2004 and 2003, respectively. Included in furniture and equipment at September 30, 2003 is equipment, which was financed under capital leases. The amounts capitalized under capital leases were not material at September 30, 2004.

Customer Deposits

As of September 30, 2004, customers had paid deposits totaling $61,326 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended September 30, 2004 and 2003 were insignificant.

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

Comprehensive Income

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

Risk Concentrations

Substantially all of the Company's revenue is generated from the sale of one product. The loss of, or an economic event related to this product, most likely would have a substantial impact on the Company's revenue. The Company purchased 76% from four major vendors and 58% from two major vendors during the year ended September 30, 2004 and 2003, respectively.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to current period's presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 does not have a material effect on the earnings or financial position of the Company.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.


NOTE 5 - ACCRUED LIABILITIES

        Accrued liabilities at September 30, 2004 consisted of the following:

                Accrued consulting expense              $   99,706
                Accrued litigation                         117,179
                Accrued interest                         1,391,382
                Payroll tax payable                        173,319
                Other accrued liabilities                   63,530
                	                                 ----------
                	Accrued liabilities              1,845,116
                                                         ==========
               Accrued consulting-
                       related party(Note 11)           $  472,359
                                                         ==========
NOTE 6 - NOTES PAYABLE

Short-term notes payable at September 30, 2004 consisted of the following:


Note payable dated May 2, 2000, bearing interest at 12%
  per annum and due in January 2001.  This note payable is
  currently in default.                                           $ 222,192

Note payable dated June 26, 2001, bearing interest at 20%
 per annum and due June 26, 2002.  This note payable is
 currently in default.                                             $ 50,000

Note payable dated July 5, 2001, bearing interest at 15%
 per annum and due in September 2001.  This note payable is
 currently in default.                                             $  8,076

Note payable dated April 3, 2000 assumed in acquisition of
 Branax, bearing interest at 12% per annum and due in
 July 2000.  This note payable is currently in default.            $ 15,000

Note payable dated December 29, 1998 assumed in acquisition
 of Branax, bearing interest at 7% per annum and due in
 March 1999.  This note payable is currently in default.           $ 28,083

Note payable dated December 18, 2000 assumed in acquisition
 of Branax, bearing interest at 8% per annum and due in
 January 2002.  This note payable is currently in default.         $  3,000

Note payable dated April 15, 2002, bearing no interest
 and due in October 2004.                                          $ 57,500

Note payable dated April 24, 2002, bearing no interest
  and due in September 2002.  This note payable is
  currently in default.                                            $  8,000

Note payable dated February 22, 2002, bearing interest at 17%
 per annum and due in December 2002.  This note
 payable is currently in default.                                  $  6,000

Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003.  This note payable is currently
 in default.                                                       $ 25,000

Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003.  This note payable is currently
 in default.                                                       $ 10,000

Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003.  This note payable is currently
 in default.                                                       $ 25,000

Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003.  This note
 payable is currently in default.                                  $ 30,000

Note payable dated January 23, 2003, bearing interest of $3,000 plus
 $1,950 for 60 day renewal, due in June 2003.  This note payable
 is currently in default.                                          $ 15,000

Note payable dated October 10, 2002, bearing no interest,
 due on demand	                                                   $ 22,000

Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively,
 due in May 2003.  This note payable is currently in default.      $ 45,000

Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default. $ 17,622


Note payable dated April 4, 2003, bearing interest at 10%, and due in June 2004. This note payable is currently in default. $ 15,000


Note payable dated December 5, 2003, bearing interest of
 $1,750 plus $1,750 for a 90 day renewal, due June 2004.
 This note payable is currently in default.	                   $ 10,000

Note payable dated December 9, 2003, bearing interest of
 $5,000 plus $5,000 for a 90 day renewal due June 2004.
 This note payable is currently in default	                   $ 30,000

Note payable dated December 17, 2003, bearing interest of
 $2,500 due in March 16, 2004.  This note payable is
 currently in default	                                           $ 15,000

Note payable dated December 18, 2003, bearing interest
 of $5,000  Plus $5,000 for a 90 day renewal due June 2004.
 This note payable is currently in default	                   $ 30,000

Note payable dated December 24, 2003, bearing interest
 of $5,000 due March 23, 2004.  This note payable
 is currently in default	                                   $ 30,000

Note payable dated January 29, 2004, bearing interest
 of $2,500 plus $2,500 for a 90 day renewal due
 July 2004.  This note payable is currently  in default            $ 15,000

Note payable dated January 27, 2004, bearing interest of
 $3,000, due March 27, 2004.  This note payable is
 currently in default	                                           $ 20,000

Note payable dated February 25, 2004, April 27, 2004
 and June 8, bearing interest of $5,000, $1,250 and
 $2,500 due August 2004, July 2004 and October
 2004, respectively.  These note payables are currently
 in default	                                                   $ 37,500

Note payable dated March 11, 2004 and May 7, 2004,
 bearing interest of $1,250 and $1,250, due June
 2004 and July 2004, respectively.  These
 note payables are currently in default.	                   $ 15,000

Note payable dated March 28, 2004, bearing interest
 of $2,500 plus $2,500 for a 90 day renewal,
 due September 24, 204.  This note payable is
 currently in default	                                           $ 15,000

Note payable dated May 3, 2004, bearing interest
  of $1,250, due August 1, 2004.  This
  note is currently in default	                                   $  7,500

Notes payable dated January 20, 2003, February 13,
  2003 and April 3, 2003, bearing interest
  of $11,680, $4,726, and $2,100
  respectively.  These notes were
  accelerated with a settlement agreement
  payable in full February 15, 2005.                               $105,000

Note payable dated May 13, 1998, bearing
 interest at 15% per annum.  This note is
 currently in default                                              $ 40,766
                                				---------------
		                                                   $973,239
      F-16                                                      ===============

The Company agreed to issue 13,695,000 shares of common stock to the various note holders as a loan incentive. These shares valued at $932,872 were included in shares to be issued in the financial statements.

NOTE 7- Convertible DEBT


2000 Notes

During the year ended September 30, 2000, the Company raised capital through the placement of Convertible promissory notes in the amount of $923,213. The interest rates and due dates of the notes still outstanding at September 30, 2004 were as follows:

                   Due Date           Interest     Conversion
        Amount     Beginning          Rates        Rate Range
    -----------------------------------------------------------
      $ 821,956	 October 1, 2000        15%	$0.05 - $1.40/share
    ----------------------------------------------------------
Total $ 821,956

All of the 2000 notes are currently in default.

2001 Notes

During the year ended September 30, 2001, the Company raised capital through the placement of Convertible promissory notes in the amount of $454,500. The interest rates and due dates of the notes still outstanding at September 30, 2004 were as follows:
                         Due Date         Interest     Conversion
        Amount           Beginning        Rates        Rate Range
    ---------------------------------------------------------------------
      $ 60,035	     December 16, 2002       8%	       65% MV
      $297,002	     October 1, 2001	    15%	      $0.02 - $0.05/share
 ------------------------------------------------------------------------
Total $357,037

All of the 2001 notes are currently in default.

2002 Notes

During the year ended September 30, 2002, the Company raised capital through the placement of Convertible promissory notes in the amount of $848,100. The interest rates and due dates of the notes still outstanding at September 30, 2004 were as follows:
                     Due Date         Interest     Conversion
        Amount       Beginning        Rates        Rate Range
    -----------------------------------------------------------

     $  24,000    October 19, 2002	18%	    $0.03 - $0.035/share
     $  24,000    July 3, 2004       	17%         $0.10/share
     $ 464,500    September 30, 2004	15%	    $0.025 - $0.25/share
     $  11,000    December 11, 2002	12%	    $0.02/share
     $ 256,000    May 7, 2004	        12%	    $.016 - $0.05/share
-------------------------------------------------------------------
Total$ 779,500

All of the 2002 notes are currently in default.

2003 Notes

During the year ended September 30, 2003, the Company raised capital through the placement of Convertible promissory notes in the amount of $402,250. The interest rates and due dates of the notes still outstanding at September 30, 2004 were as follows:
                  Due Date            Interest      Conversion
        Amount    Beginning           Rates         Rate Range
    -----------------------------------------------------------
      $100,000	December 31, 2002	18%	    $0.03/share
      $  5,000	April 15, 2003	        15%	    $0.02/share
      $ 10,000	August 26, 2004     	14%	    $0.02/share
      $ 43,000	February 28, 2004	13%	    $0.02/share
      $ 62.000	January 2, 2003	        12%	    $0.02/share
-------------------------------------------------------------
Total $220,000

2004 Notes

During the year ended September 30, 2004, the Company raised capital through the placement of Convertible promissory notes in the amount of $1,053,500. The interest rates and due dates of the notes still outstanding at September 30, 2004 were as follows:

                 Due Date              Interest    Conversion
        Amount   Beginning             Rates       Rate Range
    -------------------------------------------------------------------
       $180,000	 September 20,2004	18%	   $0.015 - $0.02/share
       $ 37,500	 August 30,2005	        17%	   $0.015 - $0.02/share
       $215,000	 October 24,2004	15%	   $0.015 - $0.02/share
       $272,000	 October 1, 2004	14%	   $0.02/share
       $ 70,000	 October 1, 2004	13%	   $0.015 - $0.02/share
       $261,500	 October 1, 2004	12%	   $0.015 - $0.02/share
       $200,000	 October 15,2004	5%	   80% LCB
------------------------------------------------------------------------
Total  $1,236,000


Series A Debentures

On July 20, 2001, the Company entered into an agreement to sell up to $1,000,000 in 8%, senior, subordinated, Convertible, redeemable debentures. The notes are due in July 2003 and are immediately Convertible into common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the first $100,000 of the debenture and 70% of the lowest closing bid price of the common stock for the remaining amount, subject to certain limitations. During the year ended September 30, 2003, the company increased the debt by $27,550 for additional consideration for the note and converted $17,550 of this amount into 1,500,000 shares of common stock. Through September 30, 2004 and 2003, $339,854 and $289,854 respectively, of the debentures have been converted into 17,229,494 and 14,020,328 shares, respectively, of common stock. In accordance with accounting principles generally accepted in the United States of America, the Company has recorded interest expense of $74,349 during the year ended September 30, 2004 and $12,450 related to the beneficial conversion feature during the year ended September 30, 2003.

In connection with these notes, in July 2001, the Company issued 4,500,000 shares of common stock to be held in trust and disbursed in the event the Company defaults on its obligations under the debentures. The Series A Debentures were in default as of July 2004.

General

 The amounts raised and converted during the year ended September 30, 2004 were as follows:

	   Outstanding     Rolled Forward      Raised   Principal paid   Converted into
	    9-30-04	   to Subsequent Year	2004	 during 2004	common stock 2004  Total
-------------------------------------------------------------------------------------------------
2000 Notes   848,941 	      (25,502)	                     (1,483)		          821,956
2001 Notes   293,150 	        5,852 	                     (2,000)		          297,002
2002 Notes   811,100 	        8,400 	                                  (40,000)	  779,500
2003 Notes   401,250 	     (171,250)	                                  (10,000)	  220,000
2004 Notes         -   	      182,500 	        1,053,500 			        1,236,000
Series A
Debentures    60,035 	 	 	 	 	                                   60,035
-------------------------------------------------------------------------------------------------
Totals	    2,414,476 	         -   	        1,053,500    (3,483)      (50,000)      3,414,493

				                                   LESS DISCOUNT ON DEBT  -50,000
				                                                        ----------
				                                         AJUSTED TOTAL $ 3,364,493
                                                                                       ===========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rented its facilities on a month-to-month basis. Rent expense was $18,000 and $23,990 for the years ended September 30, 2004 and 2003, respectively.

Consulting Agreement

Effective October 1, 2003, the Company entered into an agreement with an officer for consulting services. The agreement calls for payment of $8,000 per month.

On September 24, 2003, the Company entered into an agreement with a financial advisor. The Company agreed to pay $5,000 per month starting November 1, 2003 and issue 2,500,000 shares of common stock per the agreement. These shares were issued during the year ended September 30, 2004.

The Company entered into a consulting agreement for software design and development service on November 3, 2003. The Company agreed to pay $1,200 per week and this agreement terminates on June 30, 2005.

Litigation

The Company may become involved in various litigation arising in the normal course of business.

The Company is a defendant in several litigations filed by various vendors for the payment of the services. Total of the claims per the litigations is approximately $28,000, which have been accrued in the year ended September 30, 2003. In addition, two of debenture holders filed lawsuits against the Company for breach of promissory notes. The amounts of these claims are approximately $8,400 and $57,000. The Company has settled the case for $8,400 claim by agreeing to make monthly installment payments to satisfy the debt. The Company agreed to pay $130,000 for the case of $57,000. In addition, six debenture holders have threatened to file a lawsuit if a resolution cannot be reached regarding payment of their claims. The total amount of the principals owed is approximately $400,000. Discussions are currently being held to satisfy their claims by making installment payments.

A lawsuit was filed by a former employee of the Company in July 2004. The lawsuit seeks damages for $117,179 based on the breach of contract.

All of these amounts were included in the accompanying financial statements.

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

During the year ended September 30, 2004, the Company issued 25,000,000 shares of common stock for services amounting $505,750.

During the year ended September 30, 2004, the Company issued 1,000,000 shares of common stock in exchange for cash totaling $15,000.

During the year ended September 30, 2004, the Company issued 4,000,000 shares of common stock for settlement of debt of $60,000.

During the year ended September 30, 2004, the Company issued 1,000,000 shares of common stock in exchange for equipment valued at $30,000.

During the year ended September 30, 2004, holders of the Company's Convertible debentures converted $84,442 of debentures into 3,209,166 of common stock.

During the year ended September 30, 2004, the Company repurchased 100,001 shares of common stock for $4,000 cash. These shares were subsequently cancelled.

During the year ended September 30, 2004, the Company issued warrants to consultants for services valued at $65,588.

During the year ended September 30, 2004, the Company recorded $281,750 for beneficial conversion feature on the Convertible notes. $74,349 of this amount was amortized to interest in the year ended September 30, 2004.

During the year ended September 30, 2003, the Company issued 6,300,000 shares of common stock for services amounting $159,600.

During the year ended September 30, 2003, the Company issued 1,300,000 shares of common stock for settlement of debt of $31,200.

During the year ended September 30, 2003, the Company issued 2,250,000 shares of common stock for interest amounting $25,000.

During the year ended September 30, 2003, the Company issued 2,000,000 shares of common stock for loan incentive amounting $40,000.

During the year ended September 30, 2003, holders of the Company's Convertible debentures converted $5,000 of debentures into 250,000 of common stock.

Stock to be issued

During the year ended September 30, 2003, the Company recorded 975,000 shares to be issued per loan agreement amounting $10,773.

During the year ended September 30, 2004, the Company recorded 12,920,000 shares to be issued per loan agreement amounting $214,890. The Company recorded 1,100,000 shares to be issued for consulting services amounting $15,000. The Company received $1,000 cash for 50,000 shares to be issued.

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

Under the terms of two expired consulting agreements, the Company committed to issue 333,000 shares of common stock for services. These shares remain unissued at September 30, 2004.

A summary of committed stock at September 30, 2004 is as follows:

                                                    Shares            Amount
                                                  ---------         ---------
   Shares issuable under 2000 consulting agreement  95,000       $    133,000
   Shares issuable to officers under expired
      onsulting agreements                         333,000            466,200
   Shares issuable under Branax consulting
     agreement                                     326,880             88,258
   Shares issuable under Regulation "S" placement  667,527             21,751
   Shares issuable under 2003 loan agreement       975,000             10,773
   Shares issuable under 2004 loan agreement    12,920,000 	      214,890
   Shares issuable under 2004 consulting
     agreement                                   1,100,000	       15,000
   Shares issuable for cash received                50,000	        1,000
                                                 ----------          --------
                        Total                   16,467,407       $    950,872
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

During the years ended September 30, 2003, the Company did not grant options to employees or consultants. These options expire upon certain events.

During the year ended September 30, 2004, 100,000 options were granted and these options expire on December 31, 2005.

The following summarizes the Company's stock option transactions:

                                                          Weighted-
                                       1998 Stock         Average
                                       Option Plan        Exercise
                                       and Other           Price
                                      --------------    ------------
    Outstanding, September 30, 2003            -      $        -
    Granted in FY 2003                         -      $        -
    Expired/forfeited in FY 2003               -      $        -
                                       ----------       ------------
    Outstanding, September 30, 2003            -      $        -

    Granted in FY 2004                   100,000            0.05
    Expired/forfeited in FY 2003               -      $        -
                                      -----------      -------------
    Outstanding, September 30, 2004      100,000      $     0.05
                                      ===========      =============
    Exercisable, September 30, 2004      100,000      $     0.05
                                      ===========      =============

At September 30, 2004, the Company's options outstanding had a weighted-average contractual life of 1.25 years.

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

Stock Purchase Warrants

As of the year ended September 30, 2003, the Company granted warrants to purchase 25,772,500 shares of common stock to consultants in exchange for services valued at $1,354,780. During the year ended September 30, 2004, 255,000 warrants expired valued at $3,205 and the company granted warrants to purchase 2,700,000 shares of common stock to consultants in exchange for services at
$65,588.   The exercise price of the warrants ranges from $0.01 to $0.30. The
Company recognized consulting expense for these warrants based on the fair market value of warrants. The warrants vest immediately and have expiration dates ranging from one to five years.

The following table summarizes information about the warrants outstanding at September 30, 2004:

                                                   Weighted-   Weighted-
                                       Weighted-   Average     Average
                                       Average     Exercise    Exercise
  Range of                             Remaining   Price of    Price of
  Exercise   Warrants     Warrants     Contractual Warrants    Warrants
  Prices     Outstanding  Exercisable  Life        Outstanding Exercisable
--------------------------------------------------------------------------
$ 0.01-0.30  28,217,500   28,217,500   1.06 years   $  0.05   $  0.05
==========================================================================

Deemed Dividends

The Company had subscription receivable of $173,644 on the shares issued in the prior years. At September 30, 2003, the Company determined this amount to be uncollectible. The Company wrote off this amount and recorded it as deemed dividends in the year ended September 30, 2003.

NOTE 10 - INCOME TAXES

Significant components of the Company's deferred tax assets for federal and state income taxes as of September 30, 2004 consisted of the following:

        Deferred tax asset
                Net operating loss carry-forwards  $ 6,348,000
                Valuation allowance                  6,348,000
                                                  ------------
                        Net deferred tax asset    $         -
                                                  =============
A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30, 2004 and 2003 was as follows:
                                                            2004      2003
                                                           -------   ------
       Income tax provision computed at federal statutory
                tax rate                                    34.0%      34.0%
        State taxes, net of federal benefit                  6.0        6.0
        Change in deferred income tax valuation reserve
                and other                                  (40.0)     (40.0)
                                                           -------    ------
                                        Total                -  %       -  %
                                                           =======    =======

As of September 30, 2004, the Company had federal net operating loss carry-forwards of approximately $15,869,000 which expire through 2018.

During the year ended September 30, 2004, the Company did not utilize its federal net operating loss carry-forwards.

NOTE 11 - RELATED PARTY TRANSACTIONS

Loan payable - related party: At September 30, 2004, the Company owed a shareholder of the Company $240,000 under a loan payable agreement. The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the year ended September 30, 2004, the company recorded imputed interest at 12%. For fiscal year ended 2004 and 2003, the Company recorded $28,800 and $24,000 respectively for the interest expenses on this loan.

Accrued consulting fees- related party: Effective October 1, 2003, the Company entered into an agreement with an officer for consulting services. The agreement calls for payment of $8,000 per month.

In 2001, the Company entered into a two-year consulting agreement with the former President and Chief Executive Officer of Branax. The agreement expired in July 1, 2003 and extended verbally to June 30, 2004 and calls for the issuance of 326,880 shares of the Company's common stock. The value of the shares, which were immediately issuable, was $88,258 and has been fully capitalized as of September 30, 2003.

At September 30, 2004, the Company has accrued consulting expenses to shareholders amounting $472,359. The Company recorded $171,600 and $254,400 consulting fees in the fiscal year 2004 and 2003, respectively.

NOTE 12 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which have separate management and reporting infra-structures that offer different products and services. The business units have been aggregated into two reportable segments (machine sales and flavorings). During the year ended September 30, 2004, the Company did not operate the flavoring segment.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended September 30, 2004 and 2003:

2004		 No Sales of equipment and/or Flavoring

2003          MACHINE SALES AND RENTALS     FLAVORING        TOTALS
----------------------------------------------------------------------
Total Assets             82,597                               82,597
Domestic Revenue        190,820                              190,820
Int'l Revenue:
England                  12,980                               12,980
Korea                     3,945                                3,945
                        -------                               ------
                         16,925                               16,925
                    --------------                       --------------
Loss from Operations -1,459,256                           -1,459,256
                    ==============                       ==============


NOTE 13 - SUBSEQUENT EVENTS


On December 10, 2004, the Company filed Schedule 14A Information Proxy Statement pursuant to Section 14(A) of The Securities Exchange Act Of 1934 seeking approval by a majority in capital interest, of a proposed amendment of the company's Certificate of Incorporation to increase authorized capital stock from 300,000,000 to 800,000,000 shares.

Subsequent to the year ended September 30, 2004, the Company received $150,000 in a secured, non negotiable Promissory Note that holder receives a 10% fees as well as interest of 12%. The note is secured by all of the asset of the Company and due December 23, 2004.

Subsequent to the year ended September 30, 2004, the Company issued a $30,000 short-term promissory note. The note is due Jun 30, 2005 and bears 14% interest plus 1,000,000 shares of restricted common stock.

Subsequent to the year ended September 30, 2004, the Company received a Promissory Note for $21,000 due February 1, 2005 earning interest at 10% in connection with intent of forming a partnership with a manufacturer.

Subsequent to the year ended September 30, 2004, the Company issued a $5,000 convertible debenture. The debenture is due on October 3, 2005, bears interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $2,000 and $3,000 convertible debenture. The debenture is due on October 3, 2005 and October 13, 2005, respectively, and bear interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. Warrants were granted in amount of 100,000 shares of common stock and exercisable at $0.02 through December 31, 2005.

Subsequent to the year ended September 30, 2004, the Company issued a $5,000 convertible debenture. The debenture is due on October 3, 2005, bears interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $5,000 convertible debenture. The debenture is due on October 7, 2005, bears interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. Warrants were granted in amount of 50,000 shares of common stock and exercisable at $0.02 through December 31, 2005.

Subsequent to the year ended September 30, 2004, the Company issued a $2,500 Convertible debenture. The debenture is due on October 12, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $5,000 Convertible debenture. The debenture is due on October 18, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $5,000 Convertible debenture. The debenture is due on October 14, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $20,000 Convertible debenture. The debenture is due on October 28, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $10,000 Convertible debenture. The debenture is due on October 27, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $20,000 Convertible debenture. The debenture is due on November 1, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $2,500 Convertible debenture. The debenture is due on November 8, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $20,000 Convertible debenture. The debenture is due on November 14, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. Subsequent to the year ended September 30, 2004, the Company issued a $12,000 Convertible debenture. The debenture is due on February 13, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $10,000 Convertible debenture. The debenture is due on November 15, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. Warrants were granted in amount of 500,000 shares of common stock and exercisable at $0.02 through December 31, 2005.

Subsequent to the year ended September 30, 2004, the Company issued a $5,000 Convertible debenture. The debenture is due on November 22, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $20,000 Convertible debenture. The debenture is due on December 3, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $5,000 Convertible debenture. The debenture is due on December 7, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $20,000 Convertible debenture that includes an additional investment of $10,000 combined with previous Convertible debentures of $10,000. The debenture is due on December 9, 2005, bears interest at 15% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. An additional 100,000 shares of restricted common stock was granted as incentive.

Subsequent to the year ended September 30, 2004, the Company issued a $50,000 Convertible debenture. The debenture is due on December 16, 2005, bears interest at 14% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. An additional 150,000 shares of restricted common stock was granted as incentive.

Subsequent to the year ended September 30, 2004, the Company issued a $25,000 Convertible debenture. The debenture is due on December 16, 2005, bears interest at 14% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. An additional 300,000 shares of restricted common stock was granted as incentive.

Subsequent to the year ended September 30, 2004, the Company issued a $6,000 Convertible debenture that includes an additional investment of $1,000 combined with previous Convertible debentures of $5,000. The debenture is due on December 16, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. Warrants were granted in amount of $50,000 shares of common stock and exercisable at $0.02 through December 31, 2005.

Subsequent to the year ended September 30, 2004, the Company issued a $6,500 Convertible debenture. The debenture is due on December 22, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $5,000 Convertible debenture. The debenture is due on December 22, 2005, bears interest at 12% per annum payable quarterly, and Convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

Subsequent to the year ended September 30, 2004, the Company issued a $10,000 convertible debenture. The debenture is due on December 23, 2005, bears interest at 12% per annum payable quarterly, and convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. The holder has option to purchase up to an additional $90,000 in convertible debenture at the same convertible rate through March 31, 2005.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

Directors and Executive Officers

The Directors and executive officers of Pop N Go, Inc. and their ages and positions are set forth below:

        Name                  Age                   Title
        ------------          ---           ---------------------------

        Melvin Wyman          67            Chief Executive Officer,
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


 SUMMARY COMPENSATION TABLE
 Annual Compensation
 ------------------------------------------------------------------------------------------------------------------------
 Principal Position         Year    Salary       Bonus     Annual Compensation  Restricted Stock    Securities Underlying
                                      ($)          ($)             $                   $                 $
 ------------------------------------------------------------------------------------------------------------------------
 Melvin Wyman,
 Chief Executive Officer,
 Secretary and sole Director  2004     96,000
                              2003    150,000
                              2002    150,000
                              2001    150,000
                              2000    150,000   6,000                               111,000
                              1999    120,000   6,000                                83,250                  N/A
                              1998     96,000


(1) Does not include prerequisites and other personal benefits, securities or property if the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) ten percent of the combined salary and bonus for such person during the applicable year. No stock options were granted to officers and directors during the Company's fiscal year ended September 30, 2004.


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

Stock Option Plan

On August 31, 1998, the Board of Directors of Pop N Go, Inc. adopted a Stock Option Plan (the "Plan"). This Plan provides for the grant of Incentive Non-Qualified Stock Options to employees selected by the Board of Directors of Pop N Go, Inc. On 9/30/03 no Options were Exercisable. At 9/30/04, 100,000 Options were issued leaving 100,000 options exercisable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) of the Company as of September 30, 2004 (i) by each of the Company's directors and executive officers, (ii) all executive officers and directors as a group, and
(iii) all persons known by the Company to own beneficially more than 5% of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

     Name                             Shares
 ---------------------------------------------------
     Melvin Wyman(1)(2)               6,806,750

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

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  POP N GO, INC.

Date: January 13, 2005      By: /s/ Melvin Wyman
                                     -------------
                                    Melvin Wyman
                                    Chief Executive Officer and Sole Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:                    Capacity in Which Signed:

By: /s/ Melvin Wyman         Chief Executive Officer and Sole Director
        ----------
        Melvin Wyman


Date: January 13, 2005