Form 10QSB
period 2004-12-31
POP N GO INC
filed 2005-02-15
CIK 1071819

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark one)
                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended 12/31/04.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 122,479,060

Transitional Small Business Disclosure Format (Check One): Yes [ ]   No [ ]

POP N GO, INC.
TABLE OF CONTENTS
                                                                      PAGE NO.

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

        Unaudited Condensed Consolidated Balance Sheets -
           December 31, 2004                                            F- 1

        Unaudited Condensed Consolidated Statements of Operations -
           For the three month
           Ended December 2004 and 2003                                 F- 2

        Unaudited Condensed Consolidated Statements of Cash Flows -
           For the three month period
           Ended December 31, 2004 and 2003                             F- 3

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

ITEM 1.  LEGAL PROCEEDINGS..............................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................8

SIGNATURES..............................................................8

============================================================================


 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                                 POP N GO, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2004
                                  (Unaudited)


ASSETS

Current assets:
  Cash and cash equivalents	               $	39,424
  Accounts receivable, net of allowance for
    doubtful accounts of $1,059		869
  Prepaid expenses and other current assets		 6,351
		                                       -------
    Total current assets		                46,644

Rental inventory, net 		                       100,840
Note receivable		                                17,023
Furniture and equipment, net 		                 2,448
		                                       -------
Total assets	                               $       166,956
		                                       =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

  Accounts payable	                       $       562,799
  Consulting payable-related party		       448,279
  Accrued liabilities		                     1,988,931
  Note payable 		                             1,106,626
  Loan payable - related party  		       240,000
  Convertible debt, net		                     3,473,465
  Customer deposits		                        50,125
  		                                     ---------
      Total current liabilities		             7,870,226
		                                     ---------
Stockholders' deficit:

Common stock, par value $.001 per share,
  authorized 300,000,000 shares, issued
  and outstanding 122,479,059 shares 	               122,479
Additional paid in capital 		            12,561,586

Stock to be issued -
 16,645,000 shares of common stock		       983,729

Accumulated deficit 		                   (21,371,065)
		                                   ------------
Total stockholders' deficit	                    (7,703,270)
		                                   ------------
Total liabilities and stockholders' deficit    $       166,956
                                                   ============
See accompanying notes to Unaudited financial statements.

                                 POP N GO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 and 2003
                                  (Unaudited)


		                                         2004		 2003
                                                       --------        --------
Equipment sales	                                   $	     -       $	  3,495
Revenue share sales		                         4,569 		 19,047
				                       --------        --------
     Total		                                 4,569 		 22,542

Cost of goods sold equipment		                     -           15,185
Cost of goods sold revenue share sales		         4,013 		 18,406
				                       --------        --------
     Total		                                 4,013           33,591

     Gross profit (loss)		                   556 	        (11,049)
				                       --------        --------
Operating expenses:
     Administrative and general		               367,382 		297,008
		 		                       --------         -------
Operating loss		                              (366,826)	       (308,057)

Non-operating income (expenses):
Interest expense		                      (198,228)	       (171,733)
Beneficial conversion feature		               (76,911)		      -
Loss on conversion of debenture		                     -          (33,591)
Recovery of inventory		                         2,059 		      -
Gain on sale of rental equipment 		           745 		    852
				                   -----------       ----------
Loss before income taxes		              (639,161)	       (512,529)
Provision for income taxes		                   800 		      -
				                   -----------       ----------
Net loss	                                   $  (639,961)	     $ (512,529)
				                   ===========       ==========
Loss per share: 	                           $	 (0.01)	     $	  (0.01)
				                   ===========       ==========
Basic and diluted weighted average number of
    common stock outstanding		           122,479,059 	     90,710,474
                                                   ===========       ==========

<
See accompanying notes to Unaudited financial statements.

                                 POP N GO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 and 2003
                                  (Unaudited)

	                                         	2004		  2003
					              --------          --------
Cash flows used in operating activities:
   Net loss	                               $      (639,961)	 $     (512,529)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation and amortization		        18,490 		 17,643
   Allowance for bad debts 		                   996 		      -
   Beneficial conversion feature		        76,911                -
   Issuance of common stock for services	             -   	 39,500
   Shares to be issued for loan incentive		40,188 		 38,190
   Issuance of warrants		                         9,045 		      -
   Loss on conversion of debenture		             -   	 33,591
   Expense paid with rental equipment		         2,367 		      -
   Gain on sale of rental equipment 		          (745)	           (852)
   Recovery of inventory		                (2,059)		      -
(Increase) decrease in:
   Accounts receivable		                          (126)		   (726)
Increase (decrease) in:
   Accounts payable		                        28,519 		150,028
   Accrued liabilities		                       143,813 		 10,174
   Accrued consulting fee-related party		       (24,000)		 (5,135)
   Customer deposits		                       (11,201)		 (2,300)
		 		 	              ---------       ---------
Net cash used in operating activities		      (357,763)	       (232,416)

Cash flows from investing activities:		      ---------       ---------
   Proceeds from sale of rental equipment		     -   	  2,495
				 	              ---------       ---------
Cash flows from financing activities:
   Proceeds from sale of convertible Debentures, net   266,188 	        117,569
   Payments for notes receivable		       (17,023)		      -
   Proceeds from notes		                       178,500 	        140,000
   Payments of notes		                       (48,107)		 (2,000)
		 		 	              ---------       ---------
Net cash provided by financing activities	       379,558 	        255,569
				 	              ---------       ---------
Net increase in cash and cash equivalents		21,795 		 25,648

Cash and cash equivalents,
  beginning of period		                        17,629 		  2,286
				 	              ---------       ---------
Cash and cash equivalents,
  end of period	                                $	39,424 	$	 27,934
					              =========       =========
Supplemental disclosure of
  cash flow information:

   Cash paid during the period for:
     Interest                            	$	21,155 	$       133,543
					              =========       =========
     Income taxes	                        $	     -  $	      -
                                                      =========       =========
See accompanying notes to unaudited financial statements.

                                 POP N GO, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.      Summary of significant accounting policies:

Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended December 31, 2004 and 2003.

Certain information and footnote disclosures normally included in financial principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited financial statements as of September 30, 2004.

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

Major customer

Two major customers provided 71% of the sales for the three month period ended December 31, 2004. The total account receivable balance for these customers as of December, 2004 was $696. Four major customers provided 63% of the sales for the three month period ended December 31, 2003 and total accounts receivable from them as of December 31, 2003 were $2,853.

Major vendor

One major vendor provided 64% of the purchase for the three month period ended December, 2004. The account payable balance for this vendor was $1,020 as of December 31, 2004. There was one major vendor who provided 45% of the purchase for the three month period ended December 31, 2003.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment during the period ended December 31, 2004.

Reclassifications

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

2.      Recent pronouncements:

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004.
The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of
Non monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

3.     Note Receivable

On December 31, 2004, the Company has a receivable on a promissory note, amounting $17,023. The note bears an interest rate of 10% per annum, due April 2, 2005 and is unsecured.

4.    Debt financing:

Short-term notes:

Short-term notes payable at December 31, 2004 consisted of the following:


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

Note payable dated April 15, 2002, bearing no interest
 and due in October 2004.                                          $ 57,500

Note payable dated April 24, 2002, bearing no interest
  and due in September 2002.  This note payable is
  currently in default.                                            $  8,000

Note payable dated February 22, 2002, bearing interest at 17%
 per annum and due in December 2002.  This note
 payable is currently in default.                                  $  6,000

Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003.  This note payable is currently
 in default.                                                       $ 25,000

Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003.  This note payable is currently
 in default.                                                       $ 10,000

Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003.  This note payable is currently
 in default.                                                       $ 25,000

Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003.  This note
 payable is currently in default.                                  $ 30,000

Note payable dated January 23, 2003, bearing interest of $3,000 plus
 $1,950 for 60 day renewal, due in June 2003.  This note payable
 is currently in default.                                          $ 15,000

Note payable dated October 10, 2002, bearing no interest,
 due on demand	                                                   $ 40,500

Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively,
 due in May 2003.  This note payable is currently in default.      $ 45,000

Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default. $ 17,509


Note payable dated April 4, 2003, bearing interest at 10%, and due in June 2004. This note payable is currently in default. $ 15,000


Note payable dated December 5, 2003, bearing interest of
 $1,750 plus $1,750 for a 90 day renewal, due June 2004.
 This note payable is currently in default.	                   $ 10,000

Note payable dated December 9, 2003, bearing interest of
 $5,000 plus $5,000 for a 90 day renewal due June 2004.
 This note payable is currently in default	                   $ 30,000

Note payable dated December 17, 2003, bearing interest of
 $2,500 due in March 16, 2004.  This note payable is
 currently in default	                                           $ 15,000

Note payable dated December 18, 2003, bearing interest
 of $5,000 Plus $5,000 for a 90 day renewal due June 2004.
 This note payable is currently in default	                   $ 30,000

Note payable dated December 24, 2003, bearing interest
 of $5,000 due March 23, 2004.  This note payable
 is currently in default	                                   $ 30,000

Note payable dated January 29, 2004, bearing interest
 of $2,500 plus $2,500 for a 90 day renewal due
 July 2004.  This note payable is currently in default            $ 15,000

Note payable dated January 27, 2004, bearing interest of
 $3,000, due March 27, 2004.  This note payable is
 currently in default	                                           $ 20,000

Note payable dated February 25, 2004, April 27, 2004
 and June 8, bearing interest of $5,000, $1,250 and
 $2,500 due August 2004, July 2004 and October
 2004, respectively.  These note payables are currently
 in default	                                                   $ 37,500

Note payable dated March 11, 2004 and May 7, 2004,
 bearing interest of $1,250 and $1,250, due June
 2004 and July 2004, respectively.  These
 note payables are currently in default.	                   $ 15,000

Note payable dated March 28, 2004, bearing interest
 of $2,500 plus $2,500 for a 90 day renewal,
 due September 24, 2004.  This note payable is
 currently in default	                                           $ 15,000

Note payable dated May 3, 2004, bearing interest
  of $1,250, due August 1, 2004.  This
  note is currently in default	                                   $  7,500

Notes payable dated January 20, 2003, February 13,
  2003 and April 3, 2003, bearing interest
  of $11,680, $4,726, and $2,100
  respectively.  These notes were
  accelerated with a settlement agreement
  payable in full February 15, 2005.                                $40,000

Note payable dated May 13, 1998, bearing
 interest at 15% per annum.  This note is
 currently in default.                                             $ 40,766

Note payable dated November 29, 2004, bearing interest
rate of 12% and 10% fee, due in 30 days, secured by
all of the assets. This note is currently in default.	           $150,000

Note payable dated December 18, 2004, bearing interest rate
of 14%, due June 16, 2005					    $30,000
                                			       ---------------
		                                                 $1,106,626
                                                               ===============

The Company agreed to issue 14,695,000 shares of common stock to the various note holders as a loan incentive. These shares valued at $239,663 were included in shares to be issued in the financial statements.


Convertible Debts:

2000 Notes

During the year ended September 30, 2000, the Company raised capital through the placement of Convertible promissory notes in the amount of $923,213. The interest rates and due dates of the notes still outstanding at December 31, 2004 were as follows:

                   Due Date           Interest     Conversion
        Amount     Beginning          Rates        Rate Range
-------------------------------------------------------------------
      $ 821,956	 October 1, 2000        15%	$0.05 - $1.40/share
-------------------------------------------------------------------
Total $ 821,956

All of the 2000 notes are currently in default.

2001 Notes

During the year ended September 30, 2001, the Company raised capital through the placement of Convertible promissory notes in the amount of $454,500. The interest rates and due dates of the notes still outstanding at December 31, 2004 were as follows:

                         Due Date         Interest     Conversion
        Amount           Beginning        Rates        Rate Range
-------------------------------------------------------------------------
      $ 60,035	     December 16, 2002       8%	       65% MV
      $297,002	     October 1, 2001	    15%	      $0.02 - $0.05/share
-------------------------------------------------------------------------
Total $357,037

All of the 2001 notes are currently in default.

2002 Notes

During the year ended September 30, 2002, the Company raised capital through the placement of Convertible promissory notes in the amount of $848,100. The interest rates and due dates of the notes still outstanding at December 31, 2004 were as follows:

                     Due Date         Interest     Conversion
        Amount       Beginning        Rates        Rate Range
------------------------------------------------------------------------

     $  24,000    October 19, 2002	18%	    $0.03 - $0.035/share
     $  24,000    July 3, 2004       	17%         $0.10/share
     $ 464,500    September 30, 2004	15%	    $0.025 - $0.25/share
     $  11,000    December 11, 2002	12%	    $0.02/share
     $ 256,000    May 7, 2004	        12%	    $0.016 - $0.05/share
------------------------------------------------------------------------
Total$ 779,500

All of the 2002 notes are currently in default.

2003 Notes

During the year ended September 30, 2003, the Company raised capital through the placement of Convertible promissory notes in the amount of $402,250. The interest rates and due dates of the notes still outstanding at December 31, 2004 were as follows:

                  Due Date            Interest      Conversion
        Amount    Beginning           Rates         Rate Range
-----------------------------------------------------------------------
      $100,000	December 31, 2002     18%	    $0.03/share
      $  5,000	April 15, 2003	      15%	    $0.02/share
      $ 10,000	August 26, 2004       14%	    $0.02/share
      $ 43,000	February 28, 2004     13%	    $0.02/share
      $ 62,000	January 2, 2003	      12%	    $0.02/share
-----------------------------------------------------------------------
Total $220,000


2004 Notes

During the year ended September 30, 2004, the Company raised capital through the placement of Convertible promissory notes in the amount of $1,053,500. The interest rates and due dates of the notes still outstanding at December 31, 2004 were as follows:

                 Due Date              Interest    Conversion
        Amount   Beginning             Rates       Rate Range
-------------------------------------------------------------------------------
       $180,000	 September 20, 2004	18%	   $0.015 - $0.02/share
       $ 37,500	 August 30, 2005	      17%	   $0.015 - $0.02/share
       $215,000	 October 24, 2004		15%	   $0.015 - $0.02/share
       $272,000	 October 1, 2004		14%	   $0.02/share
       $ 70,000	 October 1, 2004		13%	   $0.015 - $0.02/share
       $261,500	 October 1, 2004		12%	   $0.015 - $0.02/share
       $200,000	 October 15, 2004		5%	   80% LCB
-------------------------------------------------------------------------------
Total  $1,236,000

Period ended December 31, 2004 Notes


During the three months period ended December 31, 2004, the Company raised capital through the placement of convertible promissory notes in the amount of $266, 188.

                 Due Date              Interest    Conversion
        Amount   Beginning             Rates       Rate Range
------------------------------------------------------------------------
       $27,500	 October 4, 2005	  12%	   	$0.02/share
       $35,000   October 19, 2005         12%		$0.05/share
       $57,500	 November 1, 2005	  12%	   	$0.02/share
       $42,500	 December 2, 2005         12%	   	$0.02/share
       $12,000	 February 13, 2005	  12%	        $0.02/share
       $75,000	 December 16, 2005	  14%	   	$0.02/share
       $ 1,688   June 30, 2004(addition)  15%	   	$0.02/share
        $5,000	 December 7,2004(addition)12%	        $0.02/share
       $10,000	 December 9, 2005         15%           $0.02/share
------------------------------------------------------------------------
Total  $266,188

Total balance at December 31, 2004 			$3,680,681
Less: Discounts and beneficial conversion-unamortized      207,216
Per the financial statements                            $3,473,465


As of December 31, 2004, the company recorded $169,740 as beneficial conversion feature, which is being amortized over the period of debt. The beneficial conversion feature expense for current period amounted to $76,911, which is categorized as non-operating expense in the statement of operations.

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

6.    Equity:

Common Stock

During the three months ended December 31, 2004, the Company did not issue any common stock.

Stock to be issued

During the period ended December 31, 2004, the Company recorded 1,600,000 shares to be issued as loan incentive amounting $32,000.

A summary of committed stock at December 31, 2004 is as follows:

                                                    Shares            Amount
                                                  ---------         ---------
   Shares issuable under 2000 consulting agreement  95,000        $   133,000
   Shares issuable to officers under expired
      Consulting agreements                        333,000            466,200
   Shares issuable under Branax consulting
     agreement                                     326,880             88,258
   Shares issuable under Regulation "S" placement  667,527             21,751
   Shares issuable under 2003 loan agreement       975,000             10,773
   Shares issuable under 2004 loan agreement    12,920,000 	      214,890
   Shares issuable under 2004 consulting
     agreement                                   1,100,000	       15,000
   Shares issuable for cash received                50,000	        1,000
   Shares issuable period ending Dec 31, 2004    1,600,000 	       32,000

                                                ----------           --------
                        Total                   18,067,407       $    982,872
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

Each employee or consultant as determined by the Board of Directors of the Company is eligible to be considered for the grant of awards under the 1998Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 1998 Plan is 500,000. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 1998 Plan. Under the 1998 Plan, incentive stock options must not be less than the per share par or stated value of the shares on the date the stock options are granted, subject to certain provisions.

During the period ended December 31, 2004, no options were granted. The outstanding 100,000 options were expired on December 31, 2005.

The following summarizes the Company's stock option transactions:

                                                          Weighted-
                                       1998 Stock         Average
                                       Option Plan        Exercise
                                       and Other           Price
                                      --------------    ------------


    Outstanding, September 30, 2004      100,000            0.05
    Expired/forfeited in QE 12/31/04    (100,000)     $     0.05
                                      -----------      -------------
    Outstanding, December 31, 2004             -      $        -
                                      ===========      =============
    Exercisable, December 31, 2004             -      $        -
                                      ===========      =============


Stock Purchase Warrants

During the period ended December 31, 2004, 15,912,500 warrants expired valued at $795,625 and the company granted warrants to purchase 700,000 shares of common stock to note-holders at the exercise price of the warrants of $0.02. The Company recognized the expense of $9,045 for these warrants based on the fair market value of warrants. The warrants vest immediately and have expiration dates ranging from one to five years.

The following table summarizes information about the warrants outstanding at December 31, 2004:

                                                   Weighted-   Weighted-
                                       Weighted-   Average     Average
                                       Average     Exercise    Exercise
  Range of                             Remaining   Price of    Price of
  Exercise   Warrants     Warrants     Contractual Warrants    Warrants
  Prices     Outstanding  Exercisable  Life        Outstanding Exercisable
--------------------------------------------------------------------------
$ 0.02-0.10  13,005,000   13,005,000   1.99 years   $  0.04   $  0.04

7. Supplemental disclosure of cash flows:

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $21,155 for interest for the period ended December 31, 2004. The Company paid $0 for income tax and $133,543 for interest for the period ended December 31, 2003.

The cash flow statements do not include following non-cash investing and financing activities:

For the period ended December 31, 2004, the company recorded 1,600,000 shares to be issued per loan agreements amounting to $32,000.

8. Related parties transactions:

The Company borrowed $ 240,000 from a major shareholder of the Company in June 2001 with an interest rate at rate of 10% per annum payable annually and due in September 2001. The Company is accruing imputed interest at 12% and has recorded interest of $ 7,200 on the loan during the period ended December 31, 2004.

The Company received services from an entity owned by one of the officers and has accrued $ 211,145 in consulting expenses through December 31, 2004.

9.  Going Concern Issues

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulate deficit of $21,371,065 as of December 31, 2004 and during the three months period ended December 31, 2004 and 2003, the Company incurred losses of $639,161 and $512,529, respectively. In addition, the Company's cash flow requirements have been met by the proceeds of convertible debentures and notes and much of the Company's debt is currently in default. The Company owes delinquent payroll taxes of $168,721, which accrued prior to September 2002. Legal counsel is owed $131,388 as of December 2004 which is secured by a blanket security interest against all assets. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

To meet these objectives, the Company has instituted the following plan:

The Company is in process of increasing marketing activities to help generate sales sufficient to meet its cash flow obligations.

- Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

10.   Subsequent events:

Subsequent to the period ended December 31, 2004:

The Company submitted a withdrawal of the form SB-2, Registration Statement under the Securities Act of 1933 on July 21, 2004 that was filed on September 28, 2004. The Company has submitted a new form SB-2 Registration Statement that shall become effective on such date as the Commission, acting pursuant to said
Section 8(a), may determine.

On February 8, 2004, the company signed a new promissory note for $350,000 that replaces the Convertible Debentures for Cornell Capital in amount of $200,000 and a 30-day note that expired on December 29, 2004.

The Company issued a $5,000 convertible debenture. The debenture is due on January 11, 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on January 13, 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $30,000 convertible debenture. This debenture rolls a previous debenture of $10,000 and includes an additional $10,000 investment. The debenture is due on January 17, 2006, bears interest at 14% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $10,000 convertible debenture. The debenture is due on January 28, 2006, bears interest at 13% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on January 24, 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $20,000 convertible debenture. This debenture rolls a previous debenture of $10,000 and includes an additional $10,000 investment. The debenture is due on January 30, 2006, bears interest at 13% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on February 1 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

On February 10, 2005, the Company issued 100,000 warrants to a note-holder with a conversion rate of $0.02 per share. The warrants will expire on December 31, 2005.

11.  Commitments and contingencies

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

 ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Three Months Ended December 31, 2004 Versus Period Ended December 31, 2003

Results of Operations The Company incurred a net loss of $639,961 for the period ended December 31, 2004 as compared to a net loss of $512,529 for the period ended December 31, 2003. This loss represents a loss from operations of $366,826 and $308,057 for the period ended December 31, 2004 and 2003, respectively. The net loss also includes interest expense, beneficial conversion feature and other income totaling $272,335 and $204,472 for the three months ended December 31, 2004 and 2003, respectively.

Total equipment sales for the period ended December 31, 2004 were $0 as compared to $3,495 for the period ended December 31, 2003. This represents a decrease in equipment sales of 100% over the same period in the prior year. This decrease was primarily due to the Company focusing its sales efforts on placing Company
owned and operated machines, which produce a long-term revenue stream.   Total
revenue share sales for the period ended December 31, 2004 were $4,569 as compared to $19,047 for the period ended December 31, 2003. This represents a decrease in revenue share sales of 76.01% over the same period in the prior year. This decrease was primarily due to the Company pulling machines from unprofitable locations thereby reducing the number of machines producing revenue sharing sales. These machines will be redeployed during the second quarter of 2005.

Total cost of goods sold for equipment sales for the period ended December 31, 2004 were $0 as compared to $15,185 for the period ended December 31, 2003. Total cost of goods sold for revenue share for the period ended December 31, 2004 was $4,013 as compared to $18,406 for the period ended December 31, 2003. This decrease was due to a reduction in the cost of maintaining machines as fewer machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the period ended December 31, 2004, total operating expenses were $367,382. For the period ended December 31, 2003, total operating expenses were $297,008. This represents a 23.70% increase over the same period in the prior year. This increase was primarily due to the interest expense on convertible debt.

Interest expense and other income went from $171,733 for the period ended December 31, 2003 to $198,228 for period ended December 31, 2004. This increase was due to the additional issuance of convertible debentures including beneficial conversion features and short-term notes.

Liquidity and Capital Resources

As of December 31 2004, the Company had cash and cash equivalents of $39,424 as compared to cash and cash equivalents of $27,934 as of December 31, 2003. At December 31, 2003, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($5,859,283) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($7,703,270) as of December 31, 2004. This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes. Net cash from operating activities was $357,763 for period ended December 31, 2004, as compared to the net cash of $232,416 used in operating activities for the period ended December 31, 2003. Net cash from financing activities was $379,558 for period ended December 31, 2004, as compared to $255,569 for the period ended December 31, 2003.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and accompanying notes.

In March 31, 2004, the Company agreed to sell up to $5,000,000 of the Company's common stock to Cornell Capital Partners over the course of 24 months after an effective registration of the shares. The purchase price is set at 98% of the market Price. On May 14, 2004, the Company issued 8,666,666 shares of the Company's common stock to Cornell Capital as a one time commitment fee. In the event the registration statement is not declared effective within 90 days, then we shall pay to Cornell Capital Partners a cash amount within 3 business days of the end of the month equal to 2% per month of the liquidation value of the convertible shares outstanding, as liquidated damages.

Impairment of Goodwill

The Company has adopted SFAS No. 142 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of September 30, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges.

Upon transition to the new impairment model, the Company recognized a reduction of its entire goodwill in the amount of $613,457. This charge was a result of the valuation of goodwill based on a discounted cash flow method in the 4th quarter in accordance to SFAS No. 142. Convertible Debentures and Promissory Notes We are currently experiencing difficulties in meeting our debt obligations. We have been able to generate cash through private placements of our common stock. However, as of December 31, 2004 we held $3,680,681 in convertible debentures. We are in default on 64% of these convertible debentures. We have short term notes in the amount of $1,387,399. We are in default on $1,276,899 of these notes or approximately 92% of the notes. Due to our lack of cash flow, nearly all of the convertible debt placed prior to December 31, 2002 is currently in default. We plan to become current on these obligations by converting our debentures and promissory notes to common stock of the company and/or issuing long-term promissory notes. We have been in discussions with holders of over 80% these obligations. We expect to reach a repayment agreement with holders of a minimum of 80% of our debt(convertible debentures and promissory notes). Acceleration of the full amount of our debt would have a material adverse consequence on our ability to carry out our business plan and to continue as a going concern. Currently, we are not authorized to issue a sufficient number of shares of common stock to convert all of our debt to equity. In order to convert the debt on which we have defaulted to equity, we will be required to seek approval from our shareholders to amend our articles of incorporation to authorize the issuance of additional shares of our common stock. We expect to issue new long-term debt to refinance that portion of our debt that is not converted to equity. The issuance of new long-term debt will be under terms that will allow us to make payments out of positive cash flow expected by the third quarter of 2005. Our ability to service any new long term notes will be dependent on our ability to successfully execute our business plan. Our repayment obligations under the defaulted debentures and notes can be accelerated by the holders at any time. We have received notice of acceleration from one promissory note holder and have reached an agreement to repay the holder prior to February 15, 2005. There is no assurance that we will be able to make timely payments on any debt instruments that we issue in the future. To obtain capital for our business development, infrastructure improvements and on going operations, we have signed a Standby Equity Distribution Agreement with Cornell Capital Partners who is an underwriter for $5,000,000. The Agreement allows us, upon our registration statement being declared effective by the SEC, to issue shares of our common stock to Cornell Capital Partners, at our option, for up to a maximum value of $5 million.

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

We have been successful in placing machines in major retailer's shopping malls, secondary schools and believe our revenue sharing program will expand during 2005. Currently we have company owned popcorn units in place and operating.

Branax, LLC

On July 6, 2001, pursuant to an agreement to purchase membership interests, Pop N Go, through our newly formed, wholly owned subsidiary, POPN Acquisition Corp, acquired 100% of the membership interests of Branax, LLC. Branax produces Flixstix, the first flavoring for popcorn to be offered in individual servings. Branax, has been attempting to develop partnering programs with major food manufacturers. Although there was a successful program with one major customer, the delay in developing significant revenues from Branax has resulted in the decision to write off goodwill.

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

..

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

None

Item 3   Defaults in Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

Registrant's Form SB-2 Registration Statement submitted to SEC on February 9, 2005.

Item 6.  Exhibits and Reports on Form 10Q-SB

a) The following is a complete list of Exhibits filed as part of the Registration Statement, which are incorporated herein:

Exhibit No.             Reference
-----------------------------------
3.(i)*  Certificate of Incorporation of Pop N Go, Inc.

3.(ii)* Bylaws

31.1 Certification of Chief Executive Officer/Chief Financial Offices pursuant to Rule 13A-14 of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 14th day of February 2005.

POP N GO, INC.

/s/ Melvin Wyman
-------------------
By: Melvin Wyman,
    Chief Financial Officer