Form 10KSB/A
period 2004-09-30
POP N GO INC
filed 2005-05-12
CIK 1071819

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


                               TABLE OF CONTENTS

PART I................................................................	2

ITEM 1.  DESCRIPTION OF BUSINESS...................................... 	2

ITEM 2.  DESCRIPTION OF PROPERTY....................... .............. 	7

ITEM 3.  LEGAL PROCEEDINGS............................................ 	7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........	7
..
PART II...............................................................	7

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......	7

DIVIDEND POLICY........................................................	6

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND OPERATION.........................................	34

ITEM 7.  FINANCIAL STATEMENTS.......................................F-1-26

ITEM 8.  CONTROLS & PROCEDURES........................................  41

PART III...............................................................	41

EXHIBITS..............................................................	43

DOCUMENTS INCORPORATED BY REFERENCE.....................................44

ITEM 14. PRINCIPAL ACCOUNTANT FEE AND SERVICES..........................44

SIGNATURES.............................................................	44


=========================================================================


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


RECENT SALES OF UNREGISTERED SECURITIES

-----------------------------------------------------------------------------
         Title &                       Nature        Underwriting    Exemption
         Amount of     Principal       & of Amount   Discounts &     Relied
Date     Securities    Underwriters    Consideration  Commissions    Upon
-----------------------------------------------------------------------------
06/19/01 Common Stock                  Offshore Cash
         400,000 Shares   None         Purchaser $100,000   None     Reg S
                                       Offshore Person
-----------------------------------------------------------------------------
06/19/01 Common Stock
         100,000 Shares   None         Exercise of Stock
                                       Options $5,000.00    None      4(2)
------------------------------------------------------------------------------
06/21/01 Common Stock                  Services Rendered
         350,000 Shares   None        $84,000 Consultant    None      4(2)
------------------------------------------------------------------------------
06/26/01 Promissory Note
         $50,000                       Offshore Note for
                                       Note Transfer with
                          None         20% Interest         None     Reg S
-------------------------------------------------------------------------------
07/02/01 Common Stock                  Offshore Cash
         1,000,000                     Purchaser $100,000
         Shares           None         Offshore Person      None     Reg S
--------------------------------------------------------------------------------
07/02/01 Warrants
         150,000 Shares   None         Contract Services
                                       $0.03 per share      None      4(2)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
07/05/01 Promissory Note               Short Term Note
         $15,000          None         for cash for cash    None      4(2)
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
         502,955 Shares  Pacific Ltd   Sales $52,992        40%     Reg S
---------------------------------------------------------------------------------
07/23/01 Common Stock    Citizen Asia  Offshore Stock
         471,589 Shares  Pacific Ltd.  Sales $47,982        40%     Reg S
---------------------------------------------------------------------------------
07/24/01 Warrants 30,000               Contract Services
           Shares          None       $0.10 per share       None     4(2)
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
                                     Consultants
-----------------------------------------------------------------------------------
10/07/02  Promissory Note None       Short Term Note for cash   None        4(2)
          $10,000                    with fixed interest of
                                     $1,000
-----------------------------------------------------------------------------------
10/10/02  Loan Agreement  None       Verbal Agreement for cash  None        4(2)
          $10,000                    with 1,000,000 shares
                                     common stock
-----------------------------------------------------------------------------------
10/28/02  Promissory Note None       Short Term Note for cash   None        4(2)
          $10,000                    with fixed interest of
                                     $1,000
-----------------------------------------------------------------------------------
11/12/02  Common Stock    None       Services Rendered          None        4(2)
          540,000 Shares             $16,200
                                     Consultants
-----------------------------------------------------------------------------------
12/02/02  Promissory Note None       Short Term Note for cash   None        4(2)
          $10,000                    with fixed interest of
                                     $2,000 and 100,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------
12/12/02  Promissory Note None       Short Term Note for cash   None        4(2)
          $25,000                    with fixed interest of
                                     $1,500 and 25,000
                                     Shares of common stock
-----------------------------------------------------------------------------------



-----------------------------------------------------------------------------------

12/13/02  Promissory Note None       Short Term Note for cash   None        4(2)
          $25,000                    with fixed interest of
                                     $5,000 and 250,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------
12/16/02  Promissory Note None       Short Term Note for cash   None        4(2)
          $25,000                    with fixed interest of
                                     $5,000 and 250,000
                                     Shares of Common Stock
----------------------------------------------------------------------------------
12/19/02  Promissory Note None       Short Term Note for cash   None        4(2)
          $10,000                    with fixed interest of
                                     $2,000
-----------------------------------------------------------------------------------
12/28/02  Warrants        None       Contract Services          None        4(2)
          150,000 Shares             $0.01 per share
-----------------------------------------------------------------------------------

------------------------------------------------------------------------------------
         Title &                       Nature                   Underwriting    Exemption
         Amount of     Principal       & of Amount              Discounts &     Relied
Date     Securities    Underwriters    Consideration            Commissions      Upon
-----------------------------------------------------------------------------------------


01/20/2003  Promissory Note   None      Short Term Note for cash      None        4(2)
             $30,000                    with fixed interest of
                                        $6,000 and 300,000
                                        Shares of Common Stock
-----------------------------------------------------------------------------------------
01/23/2003  Convertible       None      Cash investment earning       None        4(2)
            Debenture                   14% quarterly and
            $15,000                     convertible at $0.02 per
                                        share of common stock
-----------------------------------------------------------------------------------------
01/23/2003  Promissory Note   None     Short Term Note for cash       None
          $15,000                      with fixed interest of                     4(2)
                                       $3,000 and 150,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------------
02/13/2003 Convertible        None     Cash Investment earning        None        4(2)
           Debenture                   15% quarterly and
           $10,000                     Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
02/13/2003  Promissory                                                            4(2)
            Note              None     Short Term Note for cash       None
             $20,000                   with fixed interest of
                                       $3,400 and 170,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------------
03/16/2003  Promissory        None     Renewal of expired note with   None        4(2)
            Renewal Note               additional fixed interest of
            $25,000                    $3,250
-----------------------------------------------------------------------------------------
03/18/2003  Promissory        None     Renewal of expired note with   None        4(2)
           Renewal Note                additional fixed interest of
           $25,000                     $3,250
-----------------------------------------------------------------------------------------
04/20/2003  Promissory Note   None     Short Term Note for cash       None        4(2)
             $10,000                   with fixed interest of
                                       $1,000 and 100,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
04/20/2003  Promissory        None   Renewal of expired note with     None        4(2)
          Renewal Note               additional fixed interest of
          30,000                     $4,680
-----------------------------------------------------------------------------------------
04/20/2003  Promissory        None   Renewal of expired note with     None        4(2)
          Renewal Note               additional fixed interest of
          10,000                     $1,100
-----------------------------------------------------------------------------------------
04/23/2003  Promissory        None     Renewal of expired note with   None        4(2)
            Renewal Note               additional fixed interest of
            15,000                     $1,950
-----------------------------------------------------------------------------------------
04/29/2003  Promissory        None     Renewal of expired note with   None        4(2)
            Renewal Note               additional fixed interest of
            17,000                     $1,326
-----------------------------------------------------------------------------------------
06/01/2003  Note Agreement    None     Loan Agreement with 10%        None        4(2)
           $15,000                     interest
-----------------------------------------------------------------------------------------
06/12/2003  Common Stock      None     Add'l Compensation for         None        4(2)
            2,000,000 Shares           Renewal of Debt Terms
                                       $3,750
-----------------------------------------------------------------------------------------
06/19/2003  Convertible       None     Cash Investment earning        None        4(2)
            Debenture                  12% quarterly and
            $5,000                     Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
06/25/2003  Common Stock      None      Conversion of Convertible     None        4(2)
           250,000 Shares               Debenture  $5,000

-----------------------------------------------------------------------------------------
06/27/2003 Convertible        None     Cash Investment earning        None        4(2)
            Debenture                  12% quarterly and
           $5,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
07/02/2003 Convertible        None     Cash Investment earning        None        4(2)
            Debenture                  14% quarterly and
            $10,000                    Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
07/05/2003  Note Agreement    None     Note Agreement of buy back     None        4(2)
            15,000                     Inventory Machines in
                                       installments with 10%
                                       interest
-----------------------------------------------------------------------------------------
07/10/2003 Convertible        None     Cash Investment earning        None        4(2)
            Debenture                  12% quarterly and
            $10,000                    Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
07/14/2003 Convertible        None     Cash Investment earning        None        4(2)
            Debenture                  12% quarterly and
            $5,000                     Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
07/15/2003 Convertible        None    Cash Investment earning         None        4(2)
           Debenture                  12% quarterly and
           $2,500                     Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------------
07/18/2003 Convertible        None   Cash Investment earning          None        4(2)
           Debenture                  12% quarterly and
           $5,000                     Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------------
07/21/2003 Convertible        None    Cash Investment earning         None        4(2)
           Debenture                  14% quarterly and
           $10,000                    Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------------
08/15/2003 Convertible        None    Cash Investment earning         None        4(2)
           Debenture                  14% quarterly and
           $15,000                    Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------------
08/25/2003 Convertible         None   Cash Investment earning         None        4(2)
           Debenture                  14% quarterly and
           $10,000                    Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------------
08/26/2003 Convertible         None   Cash Investment earning         None        4(2)
           Debenture                  15% quarterly and
           $10,000                    Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------------
09/05/2003 Convertible         None   Combines previous cash          None        4(2)
           Debenture Addition         investments of $10,000 and
           $20,000                    additional $10,000
                                      investment, earning 15%
                                      quarterly and Convertible at
                                      $0.02 per share of common stock
-----------------------------------------------------------------------------------------
09/10/2003 Convertible         None   Cash Investment earning         None        4(2)
           Debenture                  12% quarterly and
          $2,500                      Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------------
09/12/2003 Convertible         None   Combines previous cash          None
           Debenture Addition         investments of $20,000 and                  4(2)
           $30,000                    additional $10,000
                                      investment, earning 14%
                                      quarterly and Convertible at
                                      $0.02 per share of common stock
-----------------------------------------------------------------------------------------
09/18/2003 Convertible         None   Cash Investment earning         None        4(2)
           Debenture                  12% quarterly and
           $5,000                     Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
09/24/2003 Convertible        None   Combines previous cash           None        4(2)
          Debenture Addition         investments of $20,000 and
          $50,000                    additional $30,000
                                     investment, earning 15%
                                     quarterly and Convertible at
                                     $0.02 per share of common stock
-----------------------------------------------------------------------------------------
09/30/2003  Convertible       None   Combines previous cash           None        4(2)
          Debenture Renewal          investment of $50,000 and
          Rate Change                $10,000 investment, earning
                                     15% quarterly and
                                     Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------------
10/02/2003 Convertible        None     Cash Investment earning        None        4(2)
            Debenture                  14% quarterly and
           $10,000                     Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
10/06/2003 Convertible        None    Combines previous cash          None        4(2)
           Debenture Addition         investments of $30,000 and
           $50,000                    additional $20,000
                                      investment, earning 14%
                                      quarterly and Convertible at
                                      $0.02 per share of common stock
------------------------------------------------------------------------------------------
10/07/2003  Warrant           None    Investment Incentive            None        4(2)
          100,000 Shares              $0.01 per share
-----------------------------------------------------------------------------------------
10/12/2003 Stock Option       None    Employee Incentive              None        4(2)
           100,000 Shares             $0.01 per share
-----------------------------------------------------------------------------------------
10/14/2003 Convertible        None    Cash Investment earning         None        4(2)
           Debenture                  12% quarterly and
           $2,000                     Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------------
10/15/2003 Convertible        None    Combines previous cash          None        4(2)
           Debenture Addition         investments of $5,000 and
           $10,000                    additional $5,000
                                      investment, earning 13%
                                      quarterly and Convertible at
                                      $0.02 per share of common stock
------------------------------------------------------------------------------------------
10/17/2003 Convertible         None   Combines previous cash         None         4(2)
           Debenture Addition        investments of $15,000 and
           $25,000                   additional $10,000
                                     investment, earning 14%
                                     quarterly and Convertible at
                                     $0.02 per share of common stock
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
10/23/2003 Convertible        None   Cash Investment earning          None        4(2)
          Debenture                  12% quarterly and
          $5,000                     Convertible at $0.015 per
                                     share of common stock
-----------------------------------------------------------------------------------------
10/24/2003 Convertible        None   Combines previous cash           None        4(2)
          Debenture Addition         investments of $20,000 and
          $25,000                    additional $5,000
                                     investment, earning 15%
                                     quarterly and Convertible at
                                     $0.02 per share of common stock
-----------------------------------------------------------------------------------------
10/27/2003 Convertible        None   Combines previous cash           None        4(2)
            Debenture Addition       investments of $50,000 and
            $70,000                  additional $20,000
                                     investment, earning 15%
                                     quarterly and Convertible at
                                     $0.02 per share of common stock
-----------------------------------------------------------------------------------------
11/05/2003 Convertible        None   Cash Investment earning          None        4(2)
            Debenture                12% quarterly and
            $5,000                   Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------------
11/07/2003 Convertible        None    Cash Investment earning         None        4(2)
            Debenture                 12% quarterly and
            $5,000                    Convertible at $0.015 per
                                      share of common stock
-----------------------------------------------------------------------------------------
11/17/2003 Convertible        None    Cash Investment earning         None        4(2)
            Debenture                 12% quarterly and
            $3,000                    Convertible at $0.02 per
                                      share of common stock
-----------------------------------------------------------------------------------------
11/17/2003 Convertible        None     Cash Investment earning        None        4(2)
            Debenture                  14% quarterly and
            $10,000                     Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
11/19/2003  Common Stock      None     Services Rendered              None        4(2)
            3,000,000 Shares           $30,000
                                       Consultants
-----------------------------------------------------------------------------------------
11/21/2003 Convertible        None     Cash Investment earning        None        4(2)
            Debenture                  14% quarterly and
            $10,000                    Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
11/24/2003  Common Stock      None      Services Rendered             None        4(2)
            2,666,666 Shares           $40,000
-----------------------------------------------------------------------------------------
12/02/2003 Convertible        None     Cash Investment earning        None        4(2)
          Debenture                    13% quarterly and
          $5,000                       Convertible at $0.015 per
                                       share of common stock
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
12/2003/2003 Convertible      None       Cash Investment earning      None        4(2)
              Debenture                  12% quarterly and
              $2,000                     Convertible at $0.02 per
                                         share of common stock
-----------------------------------------------------------------------------------------
12/2003/2003 Convertible      None       Cash Investment earning      None        4(2)
              Debenture                  12% quarterly and
              $1,000                     Convertible at $0.02 per
                                         share of common stock
-----------------------------------------------------------------------------------------
12/05/2003  Promissory Note   None       Short Term Note for cash     None        4(2)
             10,000                      with fixed interest of
                                         $1,750 and 200,000
                                         Shares of Common Stock
-----------------------------------------------------------------------------------------
12/08/2003  Promissory Note   None       Short Term Note for cash     None        4(2)
            15,000                       with fixed interest of
                                         $2,500 and 250,000
                                         Shares of Common Stock
-----------------------------------------------------------------------------------------
12/09/2003  Promissory Note   None       Short Term Note for cash     None        4(2)
            30,000                       with fixed interest of
                                         $5,000 and 1,000,000
                                         Shares of Common Stock
-----------------------------------------------------------------------------------------
12/17/2003  Promissory Note   None       Short Term Note for cash     None        4(2)
            15,000                        with fixed interest of
                                          $2,500 and 250,000
                                          Shares of Common Stock
-----------------------------------------------------------------------------------------
12/18/2003  Promissory Note   None       Short Term Note for cash     None        4(2)
            30,000                       with fixed interest of
                                         $5,000 and 1,000,000
                                         Shares of Common Stock
-----------------------------------------------------------------------------------------
12/19/2003 Convertible        None       Cash Investment earning      None        4(2)
          Debenture                      12% quarterly and
          $2,000                         Convertible at $0.02 per
                                         share of common stock
-----------------------------------------------------------------------------------------
12/24/2003  Promissory Note   None       Short Term Note for cash     None        4(2)
          30,000                         with fixed interest of
                                         $5,000 and 1,000,000
                                         Shares of Common Stock
-----------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
         Title &                       Nature             Underwriting       Exemption
         Amount of     Principal       & of Amount         Discounts &       Relied
Date     Securities    Underwriters    Consideration       Commissions       Upon
-------------------------------------------------------------------------------------------


01/19/04 Convertible      None       Cash Investment earning      None        4(2)
          Debenture                  14% quarterly and
          $20,000                    Convertible at $0.02 per
                                     share of common stock
------------------------------------------------------------------------------------------
01/27/04  Promissory Note None       Short Term Note for cash     None        4(2)
          20,000                     with fixed interest of
                                     $3,000 and 500,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------------
01/29/04  Promissory Note None       Short Term Note for cash     None        4(2)
          15,000                     with fixed interest of
                                     $2,500 and 500,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------------
02/05/04  Promissory Note None       Short Term Note for cash     None        4(2)
          15,000                     with fixed interest of
                                     $2,500 and 500,000
                                     Shares of Common Stock
-----------------------------------------------------------------------------------------
02/12/04 Convertible    None         Cash Investment earning      None        4(2)
          Debenture                  15% quarterly and
          $20,000                    Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------------
02/16/04 Convertible    None         Cash Investment earning       None       4(2)
          Debenture                  14% quarterly and
          $10,000                    Convertible at $0.02 per
                                     share of common stock
-----------------------------------------------------------------------------------------
02/19/04 Convertible    None         Cash Investment earning       None       4(2)
          Debenture                  13% quarterly and
          $5,000                     Convertible at $0.015 per
                                     share of common stock
-----------------------------------------------------------------------------------------
02/19/04  Convertible   None           Combines previous cash      None       4(2)
          Debenture                    investments of $5,000 and
          Addition                     additional $5,000
          $10,000                      investment, earning
                                       13% quarterly and
                                       Convertible at $0.02
                                       per share of common
                                       stock
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
02/23/04  Convertible     None         Cash Investment earning    None        4(2)
          Debenture                    14% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of common stock
-----------------------------------------------------------------------------------------
02/24/04  Convertible     None         Cash Investment earning    None        4(2)
          Debenture                    14% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
02/25/04  Promissory      None         Short Term Note for cash   None        4(2)
          Note $15,000                 with fixed interest of
                                       $2,500 and 500,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------------
03/03/04  Convertible    None          Cash Investment earning    None        4(2)
          Debenture                    15% quarterly and
          $10,000                      Convertible at $0.015 per
                                       share of common stock
-----------------------------------------------------------------------------------------
03/04/04  Convertible     None         Cash Investment earning    None        4(2)
          Debenture                    15% quarterly and
          $15,000                      Convertible at $0.02
                                       per share of common stock
-----------------------------------------------------------------------------------------
03/04/04  Promissory      None         Renewal of expired note    None        4(2)
          Renewal Note                 with additional fixed
          10,000                       interest of $1,750 and
                                       200,000 Shares of
                                       Common Stock
-----------------------------------------------------------------------------------------
03/08/04  Promissory      None         Renewal of expired note   None         4(2)
          Renewal Note                 with additional fixed
          30,000                       interest of $5,000 and
                                       1,000,000 Shares of
                                       Common Stock
-----------------------------------------------------------------------------------------
03/11/04  Promissory Note None         Short Term Note for       None         4(2)
          $7,500                       cash with fixed interest
                                       of $1,250 and 100,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------------
03/17/04  Convertible     None         Cash Investment earning   None         4(2)
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
03/17/04  Promissory      None         Renewal of expired note   None         4(2)
          Renewal                      with additional fixed
          Note 30,000                  interest of $5,000 and
                                       1,000,000 Shares of
                                       Common Stock
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
03/22/04  Convertible     None         Combines previous cash    None         4(2)
          Debenture                    investments of $5,000
          Addition                     and additional $5,000
          $10,000                      investment, earning 15%
                                       quarterly and Convertible
                                       at $0.02 per share of
                                       common stock
-----------------------------------------------------------------------------------------
03/25/04  Convertible     None         Cash Investment earning   None         4(2)
          Debenture                    15% quarterly and
          $20,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
03/28/04  Common Stock    None         Collateral of             None         4(2)
          1,000,000                    Convertible Debenture
          Shares                       $20,000

-----------------------------------------------------------------------------------------
03/28/04  Promissory      None         Short Term Note for       None         4(2)
          Note                         cash with fixed interest
          $15,000                      of $2,500 and 500,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------------
03/30/04  Convertible    None          Combines previous cash    None         4(2)
          Debenture                    investments of $2,000
          Addition                     and additional $20,000
          $22,000                      investment, earning 14%
                                       quarterly and Convertible
                                       at $0.02 per share of
                                       common stock
------------------------------------------------------------------------------------------
04/06/04  Convertible    None          Cash Investment earning   None         4(2)
          Debenture                    14% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------
04/21/04  Convertible    None          Cash Investment earning   None         4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------
04/22/04  Convertible    None          Cash Investment earning   None         4(2)
          Debenture                    14% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of common
                                       stock and issuance
                                       of 100,000 Shares of
                                       Common Stock
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
04/27/04  Promissory     None          Short Term Note for       None         4(2)
          Note $7,500                  cash with fixed interest
                                       of $1,250 and 150,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------------
04/28/04  Promissory     None          Renewal of expired note   None         4(2)
          Renewal                      with additional fixed
          Note 15,000                  interest of $2,500 and
                                       500,000 Shares of
                                       Common Stock
-----------------------------------------------------------------------------------------
05/2003/04  Promissory   None          Short Term Note for       None         4(2)
          Note $7,500                  cash with fixed interest
                                       of $1,250 and 150,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------------
05/07/04  Convertible    None          Cash Investment earning   None         4(2)
          Debenture                    15% quarterly and
          $20,000                      Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------
05/07/04  Promissory     None          Short Term Note for cash  None         4(2)
          Note $7,500                  with fixed interest of
                                       $1,250 and 250,000
                                       Shares of Common Stock
-----------------------------------------------------------------------------------------
05/14/04  Common Stock   None          Services Rendered         None        4(2)
          2,240,000                    $64,800
          Shares                       Consultants
----------------------------------------------------------------------------------------
05/14/04  Common Stock   None          Penalty Compensation      None        Reg S
          300,000 Shares               $6,000 Offshore
                                       Persons
------------------------------------------------------------------------------------------
05/14/04  Common Stock   None          Equity Distribution       None         4(2)
          4,000,000                    Fees $140,000
          Shares                       For Funding
------------------------------------------------------------------------------------------
05/14/04  Secured        None          Cash Investment           None         4(2)
          Convertible                  earning 5% annually
          Debenture                    and Convertible at a
          $70,000                      conversion price equal
                                       to the lower of 120%
                                       of closing bid price
                                       on closing date or 80%
                                       of lowest closing bid
                                       price the 5 trading
                                       days preceding
                                       conversion date with
                                       a 3 year maturity
-----------------------------------------------------------------------------------------
5/18/04   Convertible    None          Combines previous cash    None          4(2)
          Debenture                    investments of $10,000
          Addition                     and additional $10,000
          $20,000                      investment, earning
                                       15% quarterly and
                                       Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
05/18/04  Convertible    None          Cash Investment earning   None          4(2)
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of
                                       common stock

-----------------------------------------------------------------------------------------
05/21/04  Convertible    None          Cash Investment earning   None          4(2)
          Debenture                    12% quarterly and
          $2,500                       Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------
05/24/04  Convertible    None          Combines expired          None          4(2)
          Debenture                    Promissory Note of
          $25,000                      $15,000 and additional
                                       $10,000 investment,
                                       earning 14% quarterly
                                       and Convertible at $0.02
                                       per share of common stock
-----------------------------------------------------------------------------------------
05/25/04  Promissory     None          Renewal of expired note   None          4(2)
          Renewal                      with additional fixed
          Note 15,000                  interest of $2,500 and
                                       500,000 Shares of
                                       Common Stock
-----------------------------------------------------------------------------------------
05/26/04  Convertible    None          Cash Investment earning   None          4(2)
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
05/26/04  Convertible    None          Cash Investment earning   None          4(2)
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------
05/28/04  Convertible    None          Combines expired          None          4(2)
          Debenture                    Debenture of $10,000
          Addition                     Convertible at $1.40
          $25,000                      per share and 15% interest
                                       with new cash investment
                                       of $15,000, for 18%
                                       quarterly and Convertible
                                       at $0.02 per share of
                                       common stock
-----------------------------------------------------------------------------------------
05/28/04  Convertible    None          Cash Investment earning   None          4(2)
          Debenture                    13% quarterly and
          $25,000                      Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
05/31/04  Convertible    None          Cash Investment earning   None          4(2)
          Debenture                    14% quarterly and
          $15,000                      Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------
06/08/04  Convertible    None          Cash Investment earning   None          4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of
                                       common stock
------------------------------------------------------------------------------------------
06/08/04  Promissory     None          Short Term Note for       None          4(2)
          Note                         cash with fixed
          $15,000                      interest of $2,500
                                       and 500,000 Shares
                                       of Common Stock
-----------------------------------------------------------------------------------------
06/15/04  Convertible    None          Cash Investment earning   None          4(2)
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------
06/16/04  Convertible    None          Cash Investment earning   None          4(2)
          Debenture                    14% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------
06/16/04  Convertible    None          Cash Investment earning  None           4(2)
          Debenture                    13% quarterly and
          $20,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
06/17/04  Convertible    None          Combines previous cash   None           4(2)
          Debenture                    investments of $5,000
          Addition                     and additional $5,000
          $10,000                      investment, earning 14%
                                       quarterly and Convertible
                                       at $0.02 per share of
                                       common stock
-----------------------------------------------------------------------------------------
 06/19/04 Common         None          Placement Agent Fee      None           4(2)
          Stock                        $7,500 Investment
          250,000                      Bankers
          Shares
-----------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------
06/21/04  Convertible    None          Cash Investment earning  None         4(2)
          Debenture                    12% quarterly and
          $20,000                      Convertible at $0.02
                                       per share of common
                                       stock and 1,000,000
                                       warrants at $0.02
                                       per share
-----------------------------------------------------------------------------------------
6/21/04   Warrant        None          Investment Incentive     None         4(2)
          1,000,000                    $0.03 per shares
          Shares
-----------------------------------------------------------------------------------------
06/22/04  Convertible    None          Combines expired         None          4(2)
          Debenture                    Debenture of $20,000
          Addition                     Convertible at $1.40
          $120,000                     per share and 15%
                                       interest, past
                                       interest earned of
                                       $10,000 and new cash
                                       investment of $90,000,
                                       for 18% interest
                                       quarterly and
                                       Convertible at $0.02
                                       per share of
                                       common stock
-----------------------------------------------------------------------------------------
06/29/04  Common Stock   None          Services Rendered        None         4(2)
          13,000,000                   $195,000
          Shares                       Consultants
-----------------------------------------------------------------------------------------
06/29/04  Common Stock   None          Conversion of            None         4(2)
          542,500 Shares               Convertible
                                       Debentures/Interest
                                       $10,850
-----------------------------------------------------------------------------------------
06/29/04  Common Stock   None          Debt Reduction of        None         4(2)
          4,000,000                    Legal Expenses
          Shares                       $60,000 For
                                       Services Provide
-----------------------------------------------------------------------------------------
06/29/04  Common Stock   None          Investment - Cash        None         4(2)
          1,000,000                    Stock Purchase
          Shares                       $10,000 Accredited
                                       Person
-----------------------------------------------------------------------------------------
06/29/04  Common Stock   None          Equity Distribution      None        4(2)
          2,500,000                    Fees $75,000
          Shares                       For Funding
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
07/07/04  Convertible    None          Combines previous cash      None      4(2)
          Debenture Addition           investments of $25,000 and
          $35,000                      additional $10,000
                                       investment earning 18%
                                       quarterly and Convertible at
                                       $0.02 per share of common
                                       stock
-----------------------------------------------------------------------------------------
07/07/04  Convertible    None          Combines previous cash      None       4(2)
          Debenture Addition           investments of $20,000 and
          $25,000                      additional $5,000
                                       investment earning 12%
                                       quarterly and Convertible at
                                       $0.02 per share of common
                                       stock
-----------------------------------------------------------------------------------------
07/09/04  Common Stock   None          Equity Distribution           None     4(2)
          2,166,666                    Fees $25,000 For
          Shares                       Funding
-----------------------------------------------------------------------------------------
07/09/04  Common Stock   None          Placement Agent Fee           None     4(2)
          83,334                       $2,500 Investment
          Shares                       Bankers
-----------------------------------------------------------------------------------------
07/09/04  Convertible    None          Cash Investment earning       None     4(2)
          Debenture                    12% quarterly and
          $20,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
07/09/04  Warrant        None          The right to purchase         None     4(2)
          500,000                      common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
----------------------------------------------------------------------------------------
07/12/04  Convertible    None          Cash Investment earning       None     4(2)
          Debenture                    12% quarterly and
          $20,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
07/19/04  Convertible    None          Cash Investment earning       None     4(2)
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02
                                       per share of common
                                       stock and 500,000
                                       warrants at $0.02
                                       per share
-----------------------------------------------------------------------------------------
07/19/04  Convertible    None          Cash Investment earning       None     4(2)
          Debenture                    14% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
07/19/04  Convertible    None          Cash Investment earning       None     4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of common
                                       stock and 250,000
                                       warrants at $0.02
                                       per share
------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
07/19/04  Convertible    None          Combines previous cash         None    4(2)
          Debenture Addition           investments of $10,000 and
          $17,500                      rolling $5,000 earned interest
                                       with an additional $2,500
                                       cash investment earning 12%
                                       quarterly and Convertible at
                                       $0.02 per share of common
                                       stock
-----------------------------------------------------------------------------------------
07/20/04  Warrant        None          The right to purchase          None    4(2)
          250,000                      common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
-----------------------------------------------------------------------------------------
07/21/04  Convertible    None          Cash Investment earning        None    4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of common
                                       stock and 250,000
                                       warrants at $0.02
                                       per share
-----------------------------------------------------------------------------------------
07/21/04  Convertible    None          Cash Investment earning         None   4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of common
                                       stock and 250,000
                                       warrants at $0.02
                                       per share
-----------------------------------------------------------------------------------------
07/21/04  Convertible    None          Cash Investment earning         None   4(2)
          Debenture                    12% quarterly and
          $2,500                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
07/21/04  Warrant        None          The right to purchase           None   4(2)
          250,000                      common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
-----------------------------------------------------------------------------------------
07/23/04  Secured         None    Cash Investment earning 5%           None   4(2)
          Convertible                  annually and Convertible at a
          Debenture                    conversion price equal to the
          $70,000                      lower of 120% of closing bid
                                       price on closing date or 80%
                                       of lowest closing bid price the
                                       5 trading days preceding
                                       conversion date with a 3 year
                                       maturity

-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
07/26/04  Convertible    None          Cash Investment earning         None    4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
07/26/04  Common Stock   None          For purchase of buy back        None    4(2)
          1,000,000                    equipment of 9 machines and
                                       6 bases @ .021 per share or
                                       $21,000
-----------------------------------------------------------------------------------------
07/28/04  Convertible    None          Cash Investment earning         None    4(2)
          Debenture                    15% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
07/28/04  Convertible    None          Cash Investment earning        None     4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
07/29/04  Convertible    None          Cash Investment earning        None     4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
08/04/04  Convertible    None          Cash Investment earning        None     4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
08/08/04  Convertible    None          Cash Investment earning        None     4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
08/10/04  Convertible    None          Cash Investment earning        None     4(2)
          Debenture                    12% quarterly and
          $6,000                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
08/12/04  Convertible    None          Cash Investment earning        None     4(2)
          Debenture                    12% quarterly and
          $2,500                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
08/19/04  Convertible    None          Cash Investment earning        None     4(2)
          Debenture                    14% quarterly and
          $5,000                       Convertible at $0.02
                                       per share of common
                                       stock and 50,000
                                       warrants at $0.02
                                       per share
-----------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------
08/20/04  Convertible    None          Cash Investment earning        None     4(2)
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
08/23/04  Convertible    None          Combines previous cash         None     4(2)
          Debenture Addition           investments of $10,000 and
          $10,000                      additional $10,000
                                       investment earning 14%
                                       quarterly and Convertible at
                                       $0.02 per share of common
                                       stock
-----------------------------------------------------------------------------------------
08/24/04  Warrant        None          The right to purchase           None    4(2)
          50,000                       common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
-----------------------------------------------------------------------------------------
09/02/04  Convertible    None          Combines new cash investments   None    4(2)
          Debenture 		       of $15,000 with note that
          Addition		       expired in amount of $15,000 and
          $15,000                      $7,500 earned interest for total of
                                       $37,500 investment earning 17/%
                                       quarterly and Convertible at
                                       $0.02 per share of common stock
-----------------------------------------------------------------------------------------
09/10/04  Convertible    None          Cash Investment earning         None   4(2)
          Debenture                    12% quarterly and
          $5,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
09/15/04  Convertible    None          Cash Investment earning         None   4(2)
          Debenture                    12% quarterly and
          $20,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
09/15/04  Convertible    None          Cash Investment earning         None   4(2)
          Debenture                    12% quarterly and
          $10,000                      Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
09/16/04  Secured        None          Cash Investment earning         None   4(2)
          Convertible                  5% annually and Convertible
          Debenture                    at a conversion price equal
          $60,000                      to the lower of 120% of
                                       closing bid price on closing
                                       date or 80% of lowest closing
                                       bid price the 5 trading days
                                       preceding conversion date
                                       with a 3 year maturity
-----------------------------------------------------------------------------------------
09/17/04  Warrant        None          The right to purchase           None   4(2)
          50,000                       common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
 09/17/04 Warrant        None          The right to purchase          None    4(2)
          200,000                      common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
-----------------------------------------------------------------------------------------
09/17/04  Warrant        None          The right to purchase          None    4(2)
          50,000                       common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
-----------------------------------------------------------------------------------------
09/20/04  Convertible    None          Cash Investment earning        None    4(2)
          Debenture                    13% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
09/27/04  Convertible    None          Cash Investment earning        None    4(2)
          Debenture                    12% quarterly and
          $2,500                       Convertible at $0.02 per
                                       share of common stock
------------------------------------------------------------------------------------------
09/28/04  Convertible    None          Cash Investment earning        None    4(2)
          Debenture                    12% quarterly and
          $1,500                       Convertible at $0.02 per
                                       share of common stock
------------------------------------------------------------------------------------------
10/04/04  Convertible    None          Cash Investment earning        None    4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
------------------------------------------------------------------------------------------
10/04/04  Convertible    None          Cash Investment earning        None    4(2)
          Debenture                    12% quarterly and
          $2,000                       Convertible at $0.02 per
                                       share of common stock
------------------------------------------------------------------------------------------
10/04/04  Convertible    None          Cash Investment earning        None    4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
----------------------------------------------------------------------------------------
10/08/04  Convertible    None          Cash Investment earning        None    4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
10/12/04  Warrant        None          The right to purchase          None    4(2)
          50,000                       common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
-----------------------------------------------------------------------------------------
10/12/04  Warrant        None          The right to purchase          None   4(2)
          100,000                      common shares at a price of
          Shares                       $0.02 per share granted as
                                       incentive for cash
                                       investment
------------------------------------------------------------------------------------------
10/13/04  Convertible    None          Cash Investment earning        None   4(2)
          Debenture                    12% quarterly and
          $3,000                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
10/13/04  Convertible   None          Cash Investment earning        None      4(2)
          Debenture                    12% quarterly and
          $2,500                       Convertible at $0.02 per
                                       share of common stock
-----------------------------------------------------------------------------------------
10/21/04  Convertible   None          Cash Investment earning        None       4(2)
          Debenture                    12% quarterly and
          $5,000                       Convertible at $0.02 per
                                       share of common stock
-------------------------------------------------------------------------------------------
10/26/04 Convertible    None           Cash Investment earning        None      4(2)
         Debenture                     12% quarterly
         $20,000		       and Convertible at $0.02
                                       per share of common stock.
-------------------------------------------------------------------------------------------
10/26/04 Convertible    None           Cash Investment earning        None      4(2)
         $12,000                       at $0.02 per share of common
                                       stock.
------------------------------------------------------------------------------------------
10/28/04 Convertible    None           Cash Investment earning 12%    None      4(2)
         Debenture                     quarterly and Convertible at
         $10,000		       $0.02 per share of common stock.
------------------------------------------------------------------------------------------
11/02/04 Convertible    None           Cash Investment earning 12%    None      4(2)
         Debenture                     quarterly and Convertible at
         $20,000		       $0.02 per share of common stock.
------------------------------------------------------------------------------------------
11/09/04 Convertible    None           Cash Investment earning 12%    None      4(2)
         Debenture	               quarterly and Convertible at
         $2,500			       $0.02 per share of common stock.
------------------------------------------------------------------------------------------
11/15/04 Convertible    None           Cash Investment earning 12%    None      4(2)
         Debenture	               quarterly and Convertible at
         $20,000		       $0.02 per share of common stock.
------------------------------------------------------------------------------------------
11/16/04 Convertible    None           Cash Investment earning 12%    None      4(2)
         Debenture	               quarterly and Convertible at
         $10,000		       $0.02 per share of common stock.
------------------------------------------------------------------------------------------
11/23/04 Convertible    None           Cash Investment earning 12%    None      4(2)
         Debenture	               quarterly and Convertible at
         $5,000			       $0.02 per share of common stock.
------------------------------------------------------------------------------------------
12/03/04 Convertible    None           Cash Investment earning 12%    None      4(2)
         Debenture	               quarterly and Convertible at
         $20,000		       $0.02 per share of common stock.
------------------------------------------------------------------------------------------
12/8/04	 Warrant        None           The right to purchase common   None      4(2)
         500,000                       shares at a price of $0.02
         Shares                        per share granted as
                                       incentive for cash investment.
-------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------
12/08/04 Convertible    None           Cash Investment earning 12%    None     4(2)
         Debenture                     quarterly and Convertible at
         $5,000		               $0.02 per share of common stock.
------------------------------------------------------------------------------------------
12/10/04 Convertible   None            Combines previous cash         None    4(2)
         Debenture                     investments of $10,000 with
         Addition                      an additional $10,000 cash
         $10,000		       investment earning 15/%
                                       quarterly and Convertible at
                                       $0.02 per share of common stock
------------------------------------------------------------------------------------------
12/17/04 Convertible   None            Cash Investment earning 14%    None     4(2)
         Debenture                     quarterly and Convertible at
         $50,000		       $0.02 per share of common stock.
-----------------------------------------------------------------------------------------
12/17/04 Convertible   None            Cash Investment earning 14%    None     4(2)
         Debenture                     quarterly and Convertible at
         $25,000	               $0.02 per share of common stock.
-----------------------------------------------------------------------------------------
12/17/04 Convertible   None	       Combines previous cash         None     4(2)
         Debenture                     investments of $6,000 with an
         Addition                      additional $1,000 cash investment
         $1,000                        earning  12/% quarterly and Convertible
                                       at $0.02 per share of common stock
----------------------------------------------------------------------------------------
12/17/04 Warrant       None            The right to purchase common   None     4(2)
         50,000                        shares at a price of $0.02
         Shares                        per share granted as incentive
                                       for cash investment
----------------------------------------------------------------------------------------		 .
12/22/04 Convertible   None           Cash Investment earning 12%     None     4(2)
         Debenture                    quarterly and Convertible at
         $5,000	                      $0.02 per share of common stock.
-----------------------------------------------------------------------------------------
12/23/04 Convertible   None           Cash Investment earning 12%     None     4(2)
         Debenture                    quarterly and Convertible at
         $6,500	                      $0.02 per share of common stock.
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

ITEM 7.  FINANCIAL STATEMENTS


                          POP N GO, INC.AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS


                                                             Page
                                                            -------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM       F 1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                  F 2

  Consolidated Statements of Operations                       F 3

  Consolidated Statements of Shareholders' Deficit            F 4 - 5

  Consolidated Statements of Cash Flows                       F 6

  Notes to Consolidated Financial Statements                  F 7 - 26

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended September 30, 2004, the Company incurred net losses of $2,985,708. In addition, the Company's had negative cash flow in operating activities amounting $1,367,226 in the year ended September 30, 2004, and the Company's accumulated deficit was $21,371,065 as of December 31, 2004 as of September 30, 2004. In addition, the Company is in default on numerous of its debt obligations. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/
KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Huntington Beach, California

December 30, 2004

                                 POP N GO, INC.
                          CONSOLIDATED  BALANCE SHEET
                               SEPTEMBER 30,2004



                                    ASSETS

Current assets
  Cash                                                           $      17,629
  Accounts receivable, net of allowance for
    doubtful accounts of $63                                             1,739
  Prepaid expenses and other current assets                              1,376
                                                                     ---------
      Total current assets                                              20,744

Rental equipment, net                                                  111,186
Furniture and equipment, net                                             2,902
Other assets                                                             4,975
                                                                     ---------
        Total assets                                             $     139,807
                                                                     =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                               $     534,280
  Accrued liabilities                                                1,845,116
  Accrued consulting fees- related party                               472,359
  Notes payable                                                        973,239
  Loan payable - related party                                         240,000
  Convertible debt, net                                              3,157,092
  Customer deposits                                                     61,326
                                                                     ---------
    Total current liabilities                                        7,283,412
                                                                     ---------
Commitments and contingencies

Shareholders' deficit
  Common stock, $0.001 par value
   300,000,000 shares authorized;
   issued and outstanding 122,479,059 shares                           122,479
  Additional paid-in-capital                                        12,514,148
  Stock to be issued- 16,467,407 shares of common stock                950,872
  Accumulated deficit                                              (20,731,104)
                                                                    ----------
      Total shareholders' deficit                                   (7,143,605)
                                                                     ---------
      Total liabilities and shareholders' deficit                $     139,807
                                                                     =========
The accompanying notes are an integral part of these consolidated financial statements

                                 POP N GO, INC.
                     CONSOLIDATED  STATEMENTS OF OPERATIONS


                                                 Year ended September 30,
                                                  2004   	  2003
                                              -----------      ----------
Equipment sales                               $      - 	     $    115,730
Revenue share sales                             56,800	           92,015
                                              -----------      ----------
      Total                                     56,800	          207,745
                                              -----------      ----------
Impairment of Inventory                              -            102,533
Cost of goods sold - equipment sale                  -            112,881
Cost of goods sold - revenue share sales        60,635 	           86,151
                                             -----------       -----------
    Total                                       60,635 	          301,565
                                             -----------       -----------
     Gross profit (loss)                        (3,835)           (93,820)
                                             -----------       -----------
Operating expenses:
       Loss on Legal Settlement                 61,794                  -
       Litigation Expense                      117,179                  -
       Administrative and general            1,907,230          1,349,236
                                             ----------        ------------
    Total Operating expenses                 2,086,203          1,349,236
                                             ----------	       -----------
Operating loss                              (2,090,038)        (1,443,056)

Non-operating income (expense):
Loss on conversion of debt                     (33,591)           (16,200)
Interest expense                              (904,334)          (487,753)
Gain on sale of rental equipment                 5,555                  -
Other income                                    37,500	            1,672
                                             -----------       -----------
         Total                                (894,870)          (502,281)
                                             -----------       -----------
Loss  before income taxes                  $(2,984,908)       $(1,945,337)
Provision for income taxes                         800                  -
                                            -----------        -----------
Net loss                                   $(2,985,708)       $(1,945,337)
                                            ============       ===========
Loss per share:                                 ($0.03)            ($0.02)
                                            ============       ===========
Basic and diluted weighted
 average number common stock outstanding    103,036,085        85,651,264
                                            ============       ===========


The accompanying notes are an integral part of these consolidated financial statements

                                 POP N GO, INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                        Additional    Stock
                                      Common Stock       Paid-In      to be
                                  Shares        Amount   Capital      Issued
                               ------------    -------  ---------    --------
Balance, September 30, 2002     76,269,894    $ 76,269 $11,261,028   $709,209

Issuance of shares for service   6,300,000       6,300     153,300       -

Issuance of shares for
  settlement of debt             1,300,000       1,300      29,900       -

Issuance of shares for
  interest                       2,250,000       2,250      22,750       -

Issuance of shares for
  loan incentive                 2,000,000       2,000      38,000       -

Conversion of Convertible
  debenture                        250,000         250       4,750       -

975,00 shares to be issued
  for loan incentives                -              -          -      10,773

Deemed dividends (note 9)            -              -          -        -

Net loss for year ended
  September 30, 2003                 -              -          -        -
 --------------------------    ------------  ----------  ----------  ---------
Balance, September 30, 2003     88,369,894    $ 88,369 $11,509,728   $719,982

Issuance of shares for services 25,000,000      25,000     480,750       -

Issuance of shares for cash      1,000,000       1,000      14,000       -

Issuance of shares for
  settlement of debt             4,000,000       4,000      56,000       -

Issuance of share for equipment
  purchases                      1,000,000       1,000      29,000       -

Issuance of stock warrants            -            -        65,588       -

Conversion of convertible
  debentures                     3,209,166       3,209      81,233       -

Beneficial conversion Features        -            -          -          -

Amortization of beneficial
  conversion feature                  -            -          -          -

12,920,000 shares to be issued
  for loan incentives                 -            -          -        214,890

1,100,000 shares to be issued
  for service                         -            -          -         15,000

50,000 shares to be issued for
  cash                                -            -          -          1,000

Purchase and cancellation of
  shares                         (100,001)       (100)     (3,900)         -

Net loss for the year ended
  September 30, 2004                  -            -          -            -
---------------------------    -------------   -------- ----------  ----------
Balance, September 30, 2004    122,479,059     122,479  12,514,148    950,872
===========================    =============   ======== ==========  ==========


                                 POP N GO, INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Continued)

                                                                  Total
                             	Subscription     Accumulated   Stockholders'
                                Receivable         Deficit        Deficit
                       	        -----------      -----------    ---------
Balance, September 30, 2002       (173,644)     (15,626,415)   (3,753,553)

Issuance of shares for service        -              -            159,600

Issuance of shares for
  settlement of debt         	      -              -             31,200

Issuance of shares for
  interest                            -      	     -             25,000

Issuance of shares for
  loan incentive             	      -              -             40,000

Conversion of Convertible
  debenture                  	      -              -              5,000

975,00 shares to be issued
  for loan incentives        	      -              -             10,773

Deemed dividends (note 9)           173,644        (173,644)            -

Net loss for year ended
  September  30, 2003        	      -          (1,945,337)   (1,945,337)
----------------------------   	 -----------    ------------  -------------

Balance, September 30, 2003      $    -        $(17,745,396)  $(5,427,317)

Issuance of shares for services	      -              -            505,750

Issuance of shares for cash           -              -             15,000

Issuance of shares for
  settlement of debt                  -              -             60,000

Issuance of share for equipment
  purchases                           -              -             30,000

Issuance of stock warrants            -              -             65,588

Conversion of convertible
  debentures                          -              -             84,442

Beneficial conversion Features        -              -                -

Amortization of beneficial
  conversion feature                  -              -             74,349

12,920,000 shares to be issued
  for loan incentives                 -              -            214,890

1,100,000 shares to be issued
  for service                         -              -             15,000

50,000 shares to be issued for
  cash                                -              -              1,000

Purchase and cancellation of
  shares                              -              -             (4,000)

Net loss for the year ended
  September 30, 2004                  -          (2,985,708)   (2,985,708)
---------------------------     -----------    -------------- --------------
Balance, September 30, 2004          -          (20,731,104)   (7,143,605)
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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive. As of September 30, 2004 and 2003, the Company had the following anti-dilutive securities outstanding:

2004	                       Dilutive Shares
----------------------------------------------
Convertible notes payable	124,055,172
Committed Shares	         16,467,407
Common sock options	            100,000
Warrants	                 28,217,500
---------------------------------------------
2003
----
Convertible notes payable	 60,357,933
Committed Shares	          2,397,407
Common sock options	            180,000
Warrants	                 25,592,500
-------------------------------------------


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

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company did not maintain any uninsured balances at September 30, 2004.

Reclassifications

The Company reviewed certain classifications of expenses and determined that certain expenses should be classified as cost of goods sold and operating expenses. As a result, the Company has reclassified certain expenses. The reclassification has no effect on the Company's total loss or earnings per share


Statement of operations for the year ended September 30, 2003:

                                     As Originally          As
                                       Reported  	Reclassified
                                     ---------------------------------
       Total Sales	         $      207,745	    $      207,745
       Total Cost of Goods Sold	        199,032	           301,565
                                      ----------         ----------
       Gross Profit (Loss)	          8,713            (93,820)
                                      ----------         ----------
       Total Operating Expense	      1,451,769	         1,349,236
                                      ----------         ----------
       Operating Loss	         $   (1,443,056)    $   (1,443,056)
                                     ===========         ==========

Statement of operations for the year ended September 30, 2004:

                                     As Originally          As
                                       Reported  	Reclassified
                                     ---------------------------------
       Total Sales	         $      207,745	    $      207,745
       Total Cost of Goods Sold	        199,032	           301,565
                                      ----------         ----------
       Gross Profit (Loss)	          8,713             (7,669)
                                      ----------         ----------
       Total Operating Expense	      1,451,769	         1,349,236
                                      ----------         ----------
       Operating Loss	         $   (1,443,056)    $   (1,443,056)
                                     ===========         ==========



Cost of Goods Sold

The Company records all costs of related to its products in costs of goods sold. These include commission payments to operators, rents, shipping expenses and machine maintenance.



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

Note payable dated January 29, 2004, bearing interest
 of $2,500 plus $2,500 for a 90 day renewal due
 July 2004.  This note payable is currently  in default            $ 15,000

Note payable dated January 27, 2004, bearing interest of
 $3,000, due March 27, 2004.  This note payable is
 currently in default	                                           $ 20,000

Note payable dated February 25, 2004, April 27, 2004
 and June 8, bearing interest of $5,000, $1,250 and
 $2,500 due August 2004, July 2004 and October
 2004, respectively.  These note payables are currently
 in default	                                                   $ 37,500

Note payable dated March 11, 2004 and May 7, 2004,
 bearing interest of $1,250 and $1,250, due June
 2004 and July 2004, respectively.  These
 note payables are currently in default.	                   $ 15,000

Note payable dated March 28, 2004, bearing interest
 of $2,500 plus $2,500 for a 90 day renewal,
 due September 24, 204.  This note payable is
 currently in default	                                           $ 15,000

Note payable dated May 3, 2004, bearing interest
  of $1,250, due August 1, 2004.  This
  note is currently in default	                                   $  7,500

Notes payable dated January 20, 2003, February 13,
  2003 and April 3, 2003, bearing interest
  of $11,680, $4,726, and $2,100
  respectively.  These notes were
  accelerated with a settlement agreement
  payable in full February 15, 2005.                               $105,000

Note payable dated May 13, 1998, bearing
 interest at 15% per annum.  This note is
 currently in default                                              $ 40,766
                                				---------------
		                                                   $973,239
                                                               ===============
The Company has a total 13,695,000 shares of common stock to the various note holders as a loan incentive. The Company agreed to issue 1,272,000 shares valued at $210,890 for the year ended September 30, 2044 and 975,000 shares valued at $10,773 for the year ended September 30, 2003. These shares were treated as an interest expense.

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

General

 The amounts raised and converted during the year ended September 30, 2004 were as follows:

	   Outstanding     Rolled Forward      Raised   Principal paid   Converted into
	    9-30-04	   to Subsequent Year	2004	 during 2004	common stock 2004  Total
-------------------------------------------------------------------------------------------------
2000 Notes   848,941 	      (25,502)	                     (1,483)		          821,956
2001 Notes   293,150 	        5,852 	                     (2,000)		          297,002
2002 Notes   811,100 	        8,400 	                                  (40,000)	  779,500
2003 Notes   401,250 	     (171,250)	                                  (10,000)	  220,000
2004 Notes         -   	      182,500 	        1,053,500 			        1,236,000
Series A
Debentures    60,035 	 	 	 	 	                                   60,035
-------------------------------------------------------------------------------------------------
Totals	    2,414,476 	         -   	        1,053,500    (3,483)      (50,000)      3,414,493
	    =====================================================================================
				                                   LESS DISCOUNT ON DEBT  -50,000
				                                                        ----------
				                                       ADJUSTED TOTAL $ 3,364,493
                                                                                       ===========

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


During the year ended September 30, 2004, the Company issued warrants to consultants for services valued at $85,588.


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

The following table summarizes information about the warrants outstanding at September 30, 2004:

                                                   Weighted-   Weighted-
                                       Weighted-   Average     Average
             Weighted-    Weighted-    Average     Exercise    Exercise
  Range of   Average      Average      Price of    Price of    Price of
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

Subsequent to the year ended September 30, 2004, the Company received a Promissory Note for $21,000 due February 1, 2005 earning interest at 10%.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The disclosure called for by paragraph (a) of Item 304 of Regulation S-B has been previously reported as that term is defined in Rule 12b-2 under the Exchange Act. No disclosure called for by paragraph (b) of such Item was required.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

ITEM 8B.  OTHER INFORMATION.

No information is required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB which has not been reported.

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

Item 14. PRINCIPAL ACCOUNTANT FEE AND SERVICES.

 Audit Fees

 The aggregate fees billed for our fiscal years ended September 30, 2004 and September 30, 2003 for professional services rendered by the principal accountants for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $45,500 and $32,000, respectively.

 Audit-Related Fees

 No fees were billed in either of our fiscal years ended September 30, 2004 and September 30, 2003 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

 Tax Fees

 The aggregate fees billed in each of in each of our fiscal years ended September 30, 2004 and September 30, 2003 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $-0- and $-0-, respectively. The nature of the services comprising those fees were tax return preparation and preparation of previous period refund claims. Fees have been included in the audit fee above.

 All Other Fees

 No fees were billed in either of our fiscal years ended September 30, 2004 and September 30, 2003 for products and services provided by the principal accountants, other than the services reported above in this Item 14.

Audit Committees Pre-Approval Policies and Procedures

Our Chief Executive Officer and sole director pre-approves all professional services and fees provided by our principal accountants. During 2003 and 2004, our sole director approved only professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements included in our Forms 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years and tax compliance.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  POP N GO, INC.

Date:       May 11 , 2005      By: /s/ Melvin Wyman
                                    -------------
                                     Melvin Wyman
                                     Chief Executive Officer and Sole Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:                    Capacity in Which Signed:

By: /s/ Melvin Wyman         Chief Executive Officer and Sole Director
        ----------
        Melvin Wyman


Date: May 11  , 2005