Form 10QSB
period 2005-03-31
POP N GO INC
filed 2005-05-23
CIK 1071819

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                                   (Mark one)
                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended 03/31/05.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 122,489,060

Transitional Small Business Disclosure Format (Check One): Yes [ ]   No [x]
=============================================================================
                                 POP N GO, INC.

                               TABLE OF CONTENTS
                                                                      PAGE NO.
ITEM 1.  FINANCIAL STATEMENTS:                                       --------

        Unaudited Condensed Consolidated Balance Sheets -
          March 31, 2005                                                F- 1

        Unaudited Condensed Consolidated Statements of Operations
           For the three and six months Ended March 2005 and 2004 -     F- 2

        Unaudited Condensed Consolidated Statements of Cash Flows -
           For the three month period Ended March 31, 2005 and 2004     F- 3

        Notes to Condensed Consolidated Financial Statement             F-4-9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................2-9

ITEM 3.  CONTROLS AND PROCEDURES........................................9


Part II. OTHER INFORMATION..............................................9

ITEM 1.  LEGAL PROCEEDINGS..............................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................10

SIGNATURES..............................................................10
==========================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                                 POP N GO, INC.
                           CONSOLIDATED BALANCE SHEET
                               MARCH 31, 2005
                                  (Unaudited)
                                                      March 31,
	            ASSETS                              2005
                                                    ------------
Current assets:
  Cash and cash equivalents	                   $   112,707
  Accounts receivable, net of allowance for
    doubtful accounts of $1,229 			 1,257
  Prepaid expenses and other current assets		 1,376
		                                      ---------
    Total current assets		               115,340

Note receivable		                                17,023
Rental equipment, net 		                        95,160
Furniture and equipment, net 		                 2,091
Other assets					         4,975
                                                      ---------
Total assets	                                    $  234,589
		                                      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable	                               561,534
  Accrued liabilities		                     2,183,917
  Consulting payable             		       425,504
  Short-term note payable                            1,281,626
  Loan payable - related party  		       240,000
  Convertible debt, net		                     3,469,995
  Customer deposits		                        43,285
 		                                     ---------
      Total current liabilities		             8,205,861
		                                     ---------
Stockholders' deficit:

Common stock, par value $.001 per share,
  authorized 300,000,000 shares, issued
  and outstanding 122,489,059 shares  at
  March 31,2005 and 122,489,059 at September
   30, 2004                                            122,479
Additional paid in capital 		            12,845,218
Stock to be issued - 16,745,000
  shares of common stock		               985,272
Accumulated deficit 		                   (21,924,241)
		                                   ------------
Total stockholders' deficit	                    (7,971,272)
		                                   ------------
Total liabilities and stockholders' deficit       $    234,589
                                                   ============

           See accompanying notes to Unaudited financial statements.

                                 POP N GO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
   FOR THE THREE MONTHS AND SIX MONTH PERIODS ENDED MARCH 31, 2005 and 2004
                                  (Unaudited)

			                    THREE MONTHS ENDED       SIX MONTHS ENDED
		                                  MARCH                    MARCH
		                            2005         2004         2005        2004
                                           --------    --------      -------     --------
Equipment sales	                       $         -    $	      -     $       -   $   3,495
Revenue share income		             3,595 	 18,263         8,164      37,309
                                           --------     --------      --------   ---------
     Total		                     3,595 	 18,263         8,164      40,804
				           --------     --------      --------   ---------
Cost of goods sold equipment		         -            -             -      15,185
Cost of goods sold revenue share income      2,431 	 28,621         6,444      47,027
				           --------     --------      --------   ---------
     Total		                     2,431       28,621         6,444      62,212
				           --------     --------      --------   ---------
     Gross profit (loss)		     1,164      (10,358)        1,720     (21,408)
				           --------     --------     --------    ---------
Operating expenses:
     Administrative and general		   291,828 	279,718       660,010     573,714
     Development costs                           -          829             -       1,429
                                           --------     --------     ---------   ---------
Total operating expense                    291,828      280,547       660,010     575,143
                                           --------     --------     ---------   ---------

Operating loss		                  (290,664)    (290,905)     (658,290)   (596,550)

Other income (expense):
Interest expense		          (177,129)    (170,276)     (375,356)   (342,009)
Beneficial conversion feature		   (82,984)	      -      (159,895)          -
Loss on conversion of debenture		         -            -             -     (33,591)
Recovery of inventory                            -            -         2,059           -
Gain on sale of rental equipment 	         -            -           745           -
Other income                                     -       37,500             -      38,352
     Total other expense                  (260,113)    (132,776)     (532,447)   (337,258)
                                        -----------    ----------   ----------   ---------
Loss before income taxes        	  (550,777)    (423,681)   (1,190,737)   (933,798)
Provision for income taxes		         - 	      -        (2,400)     (2,400)
				        -----------    ---------- ------------ ----------
Net profit (loss)                      $  (550,777)   $ (423,681) $(1,193,137)  $(936,198)
				        ===========    ========== ============  ==========

Loss per share: 	               $    (0.004)   $	  (0.005)      (0.010)     (0.010)
				        ===========    ========== ============  ==========
Weighted average shares outstanding
  used in the per share calculation:
    Basic and diluted    		122,489,059    94,036,561  122,489,059 92,364,430
                                        ===========    ==========  =========== ==========

           See accompanying notes to Unaudited financial statements.


                        POP N GO, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTH PERIODS ENDED
                            MARCH 31, 2005 AND 2004
                                  (UNAUDITED)


                                                    SIX MONTH PERIODS ENDED

                                                MARCH 31, 2005  MARCH 31, 2004
                                                 (unaudited)     (unaudited)
                                                  ----------     ----------

Cash flows used in operating activities
   Net loss                                    $ (1,193,137)    $ (936,198)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                     62,170          37,964
   Issuance of common stock for services                  -          39,500
   Allowance for bad debt                             1,166               -
   Shares to be issued for loan incentive            35,975          69,190
   Recovery of rental inventory                           -         (37,500)
   Issuance of Warrants                               9,045               -
   Beneficial conversion feature                    159,895               -
   Expense paid with rental equipment                 2,367               -
   Recovery of rental equipment                      (2,059)              -
   Loss on conversion of debenture                        -          33,591
   Gain on sale of rental equipment                    (745)           (852)
Increase (decrease) in:
   Accounts receivable                                 (684)         (1,094)
   Inventories                                            -               -
   Note receivable                                  (17,023)              -
   Prepaid expenses and deposits                          -          12,760
Increase (decrease) in:
   Other accounts payable and accrued expenses       370,299        317,202
   Accounts payable                                   27,254              -
   Accrued consulting fee-related party              (70,255)             -
   Customer deposits                                 (18,041)             -
                                                   ----------      ---------
Net cash used in operating activities               (633,773)      (465,437)
                                                   ----------      ---------
Cash flows from investing activities:
   Proceeds from sale of rental equipment                  -          2,495
                                                    ----------     ----------
Net cash provided by investing activities                  -          2,495
                                                    ----------     ----------
Cash flows from financing activities:
   Proceeds from sale of convertible
    Debentures, net                                  423,458        237,569
   Proceeds from note payable                        413,500        227,500
   Payment on note payable                          (108,107)        (2,000)
   Issuance of common stock                                -              -
   Proceeds from shares to be issued                       -              -
   Proceeds on sales of common stock                       -              -
                                                   ----------     ----------
Net cash provided by financing                       728,851        463,069
activities                                         ----------     ----------

Net decrease in cash and cash equivalents             95,078            127

Cash and cash equivalents,
  beginning of period                                 17,629          2,286
                                                  ----------       ---------
Cash and cash equivalents,
  end of period                                 $    112,706    $     2,413
                                                  ==========       =========
Supplemental disclosure of
  cash flow information:

Cash paid during the period for:
     Interest                                   $    230,035    $   311,009
                                                  ==========       =========
     Income taxes                               $          -    $         -
                                                  ==========       ==========

                See accompanying notes to financial statements.

                               POP N GO, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.      Summary of significant accounting policies:

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the six month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's September 30, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. 04.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment during the period ended March 31, 2005.

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

3.     Note Receivable

On March 31, 2005, the Company has a receivable on a promissory note, amounting $17,023. The note bears an interest rate of 10% per annum, was due April 2, 2005 and is unsecured. Through May 20, 2005, the company has not received any money against this receivable.

4.    Debt financing:

Short-term notes:

Short-term notes payable at March 31, 2005 consisted of the following:


Note payable dated May 2, 2000, bearing interest at 12%
  per annum and due in January 2001.  This note payable is
  currently in default.                                           $ 222,192

Note payable dated June 26, 2001, bearing interest at 20%
 per annum and due June 26, 2002.  This note payable is
 currently in default.                                               50,000

Note payable dated July 5, 2001, bearing interest at 15%
 per annum and due in September 2001.  This note payable is
 currently in default.                                                8,076

Note payable dated April 3, 2000 assumed in acquisition of
 Branax, bearing interest at 12% per annum and due in
 July 2000.  This note payable is currently in default.              15,000

Note payable dated December 29, 1998 assumed in acquisition
 of Branax, bearing interest at 7% per annum and due in
 March 1999.  This note payable is currently in default.             28,083

Note payable dated December 18, 2000 assumed in acquisition
 of Branax, bearing interest at 8% per annum and due in
 January 2002.  This note payable is currently in default.            3,000

Note payable dated April 15, 2002, bearing no interest
 and due in October 2004. This note payable is
  currently in default.                                              57,500

Note payable dated April 24, 2002, bearing no interest
  and due in September 2002.  This note payable is
  currently in default.                                               8,000

Note payable dated February 22, 2002, bearing interest at 17%
 per annum and due in December 2002.  This note
 payable is currently in default.                                     6,000

Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003.  This note payable is currently
 in default.                                                         25,000

Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003.  This note payable is currently
 in default.                                                         10,000

Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003.  This note payable is currently
 in default.                                                         25,000

Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003.  This note
 payable is currently in default.                                    30,000

Note payable dated January 23, 2003, bearing interest of $3,000 plus
 $1,950 for 60 day renewal, due in June 2003.  This note payable
 is currently in default.                                            15,000

Note payable dated October 10, 2002, January 21, 2005 and
February 19, 2005 bearing no interest,  due on demand	             75,500

Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively,
 due in May 2003.  This note payable is currently in default.        45,000

Note payable dated June 1, 2003, bearing interest at 10%,
 due in December 2003. This note payable is currently in default.    17,509

Note payable dated April 4, 2003, bearing interest at 10%,
 and due in June 2004. This note payable is currently in default.    15,000

Note payable dated December 5, 2003, bearing interest of
 $1,750 plus $1,750 for a 90 day renewal, due June 2004.
 This note payable is currently in default.	                     10,000

Note payable dated December 9, 2003, bearing interest of
 $5,000 plus $5,000 for a 90 day renewal due June 2004.
 This note payable is currently in default	                     30,000

Note payable dated December 17, 2003, bearing interest of
 $2,500 due in March 16, 2004.  This note payable is
 currently in default	                                             15,000

Note payable dated December 18, 2003, bearing interest
 of $5,000 Plus $5,000 for a 90 day renewal due June 2004.
 This note payable is currently in default	                     30,000

Note payable dated December 24, 2003, bearing interest
 of $5,000 due March 23, 2004.  This note payable
 is currently in default	                                     30,000

Note payable dated January 29, 2004, bearing interest
 of $2,500 plus $2,500 for a 90 day renewal due
 July 2004.  This note payable is currently in default               15,000

Note payable dated February 25, 2004, April 27, 2004
 and June 8, bearing interest of $5,000, $1,250 and
 $2,500 due August 2004, July 2004 and October
 2004, respectively.  These note payables are currently
 in default	                                                     37,500

Notes payable dated March 11, 2004 and May 7, 2004,
 bearing interest of $1,250 and $1,250, due June
 2004 and July 2004, respectively.  These
 note payables are currently in default.	                     15,000

Note payable dated March 28, 2004, bearing interest
 of $2,500 plus $2,500 for a 90 day renewal,
 due September 24, 204.  This note payable is
 currently in default	                                             15,000

Note payable dated May 3, 2004, bearing interest
  of $1,250, due August 1, 2004.  This
  note is currently in default	                                      7,500

Note payable dated May 13, 1998, bearing
 interest at 15% per annum.  This note is
 currently in default.                                               40,766

Note payable dated February 9, 2005, bearing interest
rate of 12%, due on demand.             		            350,000

Note payable dated December 18, 2004, bearing interest rate
of 14%, due June 16, 2005				  	     $30,000
                                				 ---------------
		                                                  $1,281,626
                                                                 ===============

The Company agreed to issue 14,695,000 shares of common stock to the various note holders as a loan incentive. These shares valued at $239,663 were included in shares to be issued in the financial statements.

Convertible Debts:

2000 Notes

During the year ended September 30, 2000, the Company raised capital through the placement of Convertible promissory notes in the amount of $923,213. The interest rates and due dates of the notes still outstanding at March 31, 2005 were as follows:

                   Due Date           Interest     Conversion
        Amount     Beginning          Rates        Rate Range
    -----------------------------------------------------------
      $ 821,956	 October 1, 2000        15%	$0.05 - $1.40/share
    ----------------------------------------------------------
Total $ 821,956

All of the 2000 notes are currently in default.

2001 Notes

During the year ended September 30, 2001, the Company raised capital through the placement of Convertible promissory notes in the amount of $454,500. The interest rates and due dates of the notes still outstanding at March 31,
2005 were as follows:
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

2002 Notes

During the year ended September 30, 2002, the Company raised capital through the placement of Convertible promissory notes in the amount of $848,100. The interest rates and due dates of the notes still outstanding at March 31,
2005 were as follows:
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

2003 Notes

During the year ended September 30, 2003, the Company raised capital through the placement of Convertible promissory notes in the amount of $402,250. The interest rates and due dates of the notes still outstanding at March 31,
2005 were as follows:
                  Due Date            Interest      Conversion
        Amount    Beginning           Rates         Rate Range
---------------------------------------------------------------
      $100,000	December 31, 2002     18%	    $0.03/share
      $  5,000	April 15, 2003	      15%	    $0.02/share
      $ 10,000	August 26, 2004       14%	    $0.02/share
      $ 43,000	February 28, 2004     13%	    $0.02/share
      $ 62.000	January 2, 2003	      12%	    $0.02/share
---------------------------------------------------------------
Total $220,000


2004 Notes

During the year ended September 30, 2004, the Company raised capital through the placement of Convertible promissory notes in the amount of $1,053,500. The interest rates and due dates of the notes still outstanding at March 31, 2005 were as follows:

                 Due Date              Interest    Conversion
        Amount   Beginning             Rates       Rate Range
    -------------------------------------------------------------------
       $180,000	 September 20, 2004	18%	   $0.015 - $0.02/share
       $ 37,500	 August 30, 2005	17%	   $0.015 - $0.02/share
       $215,000	 October 24, 2004	15%	   $0.015 - $0.02/share
       $272,000	 October 1, 2004	14%	   $0.02/share
       $ 70,000	 October 1, 2004	13%	   $0.015 - $0.02/share
       $261,500	 October 1, 2004	12%	   $0.015 - $0.02/share
       ------------------------------------------------------------------------
Total  $1,036,000

Period ended March 31, 2005 Notes

During the six months period ended March 31, 2005, the Company raised capital through the placement of convertible promissory notes in the amount of $622, 488.

                 Due Date              Interest    Conversion
        Amount   Beginning             Rates       Rate Range
    -------------------------------------------------------------------
       $27,500	 October 4, 2005	  12%	     $0.02/share
       $35,000	 October 19, 2005	   12%	     $0.05/share
       $57,500	 November 1, 2005	   12%	     $0.02/share
       $42,500	 December 2, 2005          12%	     $0.02/share
       $12,000	 February 13, 2005	   12%	     $0.02/share
       $75,000	 December 16, 2005	   14%	     $0.02/share
       $ 1,688   June 30, 2004(addition)   15%	     $0.02/share
       $ 5,000	 December 7, 2004(addition)12%	     $0.02/share
       $10,000	 December 9, 2005          15%       $0.02/share
       $   970	 January  3,2005	   15%	     $0.02/share
       $ 9,300	 June 30, 2005	           15%	     $0.02/share
       $ 1,000   July 20, 2005	           12%       $0.02/share
       $ 5,000   January 11, 2006          12%       $0.02/share
       $ 5,000	 January 13, 2006          12%       $0.02/share
       $10,000   January 17, 2006          14%       $0.02/share
       $ 5,000   January 24, 2006          12%       $0.02/share
       $10,000	 January 28, 2006          13%       $0.02/share
       $10,000   January 30, 2006          13%       $0.02/share
       $ 5,000   February 1, 2006          12%       $0.02/share
       $ 6,000   February 10, 2006         12%       $0.02/share
       $10,000   February 24, 2006         13%       $0.02/share
       $10,000   March 10, 2006            12%       $0.02/share
       $20,000   March 14, 2006            13%       $0.02/share
       $ 5,000   March 14, 2006            12%       $0.02/share
       $10,000   March 15, 2006            12%       $0.02/share
       $20,000   March 17, 2006            14%       $0.01/share
       $10,000   March 20, 2006            12%       $0.02/share
       $20,000   March 21, 2006            12%       $0.02/share
       $ 5,000   March 22, 2006            12%       $0.02/share
       $50,000   March 28, 2006            15%       $0.01/share
       $50,000   March 30, 2006            15%       $0.01/share
       $50,000   March 31, 2006            15%       $0.01/share
       $30,000	 Rolled                    13%       $0.02/share
----------------------------------------------------------------
Total  $623,458
       ========
Total balance at March  31, 2005 		     $3,837,951
                                                     ==========
Less: Discounts and beneficial conversion-unamortized   367,956
                                                     ----------
Per the financial statements                         $3,469,995
                                                     ==========

As of March 31, 2005, the company recorded $367,956 as beneficial conversion feature, which is being amortized over the period of debt. The beneficial conversion feature expense for current period amounted to $159,895, which is categorized as non-operating expense in the statement of operations.


5. Accounts Payable, Accrued Liabilities and Consulting Payable

Accounts Payable

The accounts payable comprises of the following:

       Branax A/P	          $  63,618
       Accounts Payable PNG       $ 497,916
		                 -----------
			          $ 561,534
			          =========

The Branax A/P comprises of the liability of Branax, LLC assumed at the time of acquisition of Branax. These A/P have not been paid till date. The PNG A/P comprises of all the payables of the company. The company routes all the payables through this account other than the consulting payables, interest payables and the payroll tax liabilities.

Accrued Liabilities

The accrued liabilities comprise of the following:

		Debenture Interest Payable	   $ 1,194,639
		Loan Interest Payable	           $   503,027
		Accrued Payroll & Payroll Tax	   $   168,781
                Other Accrued Liabilities          $   317,470
				                   -------------
				                   $ 2,183,917
				                   =============

Consulting Payable:

The consulting payable includes $ 206,933 payable to an entity owned by one of the officers of the company for services received. The total consulting payable as of March 31, 2005 amounts to $ 425,504.

6.    Loss per share:

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

7.    Equity:

Common Stock

During the six months ended March 31, 2005, the Company did not issue any common stock.

Stock to be issued

During the period ended March 31, 2005, the Company recorded 1,700,000 shares to be issued for loan incentive amounting $34,000.

A summary of committed stock at March 31, 2005 is as follows:

                                                    Shares            Amount
                                                  ---------         ---------
   Shares issuable under 2000 consulting agreement  95,000       $    133,000
   Shares issuable to officers under expired
      Consulting agreements                        333,000           466,200
   Shares issuable under Branax consulting
     agreement                                     326,880             88,258
   Shares issuable under Regulation "S" placement  667,527             21,751
   Shares issuable under 2003 loan agreement       975,000             10,773
   Shares issuable under 2004 loan agreement    12,920,000 	      214,890
   Shares issuable under 2004 consulting
     agreement                                   1,100,000	       15,000
   Shares issuable for cash received                50,000	        1,000
   Shares issuable period ending Dec 31, 2004    1,600,000 	       32,000
   Shares issuable period ending Mar 31, 2005      100,000 	        2,000
                                                -----------          --------
                        Total                   18,167,407       $    984,872
                                                ===========          ========
Stock Option Plan

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

During the period ended March 31, 2005, no options were granted. The outstanding 100,000 options were expired on March 31, 2005.

The following summarizes the Company's stock option transactions:

                                                          Weighted-
                                       1998 Stock         Average
                                       Option Plan        Exercise
                                       and Other           Price
                                      --------------    ------------


    Outstanding, September 30, 2004      100,000            0.05
    Expired/forfeited in QE 03/31/05    (100,000)     $     0.05
                                      -----------      -------------
    Outstanding, March 31, 2005                -      $        -
                                      ===========      =============

Stock Purchase Warrants

During the period ended March 31, 2005, 15,912,500 warrants expired valued at $795,625 and the company granted warrants to purchase 900,000 shares of common stock to note-holders at the exercise price of the warrants of $0.02. The Company recognized the expense of $10,620 for these warrants based on the fair market value of warrants. The warrants vest immediately and have expiration dates ranging from one to five years.

The following table summarizes information about the warrants outstanding at March 31, 2005:
					Warrants	Weighted Average
							Exercise Price
				     ---------------------------------

Outstanding, September 30, 2004		 28,217,500	  $  0.037
Issued in six months ending 03/31/05	    900,000	  $  0.02

Expired/forfeited in six months
ending 03/31/05    		        (15,912,500)      $  0.052
                                        -----------      -------------
Outstanding, March 31,                  $13,205,000       $  0.018
                                        ===========      =============


8. Supplemental disclosure of cash flows:

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $230,035 for interest for the ended March 31, 2005. The Company paid $0 for income tax and $311,009 for interest for the period ended March 31, 2004.

The cash flow statements do not include following non-cash investing and financing activities:

For the period ended March 31, 2005, the company recorded 100,000 shares to be issued per loan agreements amounting to $2,000.

9. Related parties transactions:

The Company borrowed $ 240,000 from a major shareholder of the Company in June 2001 with an interest rate at rate of 10% per annum payable annually and due in September 2001. The Company is accruing imputed interest at 12% and has recorded interest of $ 14,400 on the loan during the period ended March 31, 2005.

The Company received services from an entity owned by one of the officers and has accrued $ 206,933 in consulting expenses through March 31, 2005.

10.  Going Concern Issues

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulate deficit of $21,921,841 during the six months period ended March 31, 2005. The Company incurred losses of $1,190,737 and $936,198 for the six months period ended March 31, 2005 and 2004, respectively. In addition, the Company's cash flow requirements have been met by the proceeds of convertible debentures and notes and much of the Company's debt is currently in default. The Company owes delinquent payroll taxes of $166,093, which accrued prior to September 2002. Legal counsel is owed $135,373 as of March 2005 which is secured by a blanket security interest against all assets. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

11.   Subsequent events:

Subsequent to the period ended March 31, 2005:

The Company issued a $5,000 convertible debenture. The debenture is due on May 15, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $10,000 convertible debenture. The debenture is due on May 5, 2006, bears interest at 18% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on May 10, 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $25,000 convertible debenture. The debenture is due on April 25, 2006, bears interest at 14% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on May 10, 2006, bears interest at 18% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $2,000 convertible debenture. The debenture is due on April 1, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on April 24, 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on April 17, 2005, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on May 17, 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $5,000 at any time before maturity.

The Company issued a $10,000 convertible debenture. The debenture is due on April 24, 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $50,000 convertible debenture. The debenture is due on May 1, 2006, bears interest at 15% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $10,000 convertible debenture. The debenture is due on March 31, 2006, bears interest at 13% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $35,000 convertible debenture. The debenture is due on May 4, 2006, bears interest at 14% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

12.  Commitments and contingencies

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

A breach of contract lawsuit seeking damages in the amount of $117,179 was filed by a former employee of the Company in July 2004. The litigation is in the discovery phase and is expected to go to trial in late 2005 unless a settlement is reached.

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

Three Months Ended March 31, 2005 Versus Period Ended March 31, 2004

Results of Operations

The Company incurred a net loss of $1,193,137 for the period ended March 31, 2005 as compared to a net loss of $423,681 for the period ended March 31, 2004. This loss represents a loss from operations of $290,664 and $290,905 for the period ended March 31, 2005 and 2004, respectively. The net loss also includes interest expense and other income totaling $260,113 and $132,776 for the three months ended March 31, 2005 and 2004, respectively.

Total revenue share income for the period ended March 31, 2005 were $3,595 as compared to $18,263 for the period ended March 31, 2004. This represents a decrease in revenue share income of 80.32.% over the same period in the prior year. This decrease was primarily due to the Company pulling machines from unprofitable locations thereby reducing the number of machines producing revenue sharing sales. These machines will be redeployed during the second quarter of 2005.

Total cost of goods sold for revenue share for the period ended March 31, 2005 was $2,431 as compared to $28,621 for the period ended March 31, 2004. This decrease was due to a reduction in the cost of maintaining machines as fewer machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the period ended March 31, 2005, total operating expenses were $291,828. For the period ended March 31, 2004, total operating expenses were $280,547. This represents a 4.02% increase over the same period in the prior year. This increase was primarily due to the interest expense on convertible debt.

Interest expense and other income went from $132,776 for the period ended March 31, 2004 to $260,113, for period ended March 31, 2005. This increase was due to the additional issuance of convertible debentures including beneficial conversion features and short-term notes.

Six Months Ended March 31, 2005 Versus Period Ended March 31, 2004

Results of Operations

The Company incurred a net loss of $1,190,737 for the period ended March 31, 2005 as compared to a net loss of $936,198 for the period ended March 31, 2004. This loss represents a loss from operations of $658,290 and $596,550 for the period ended March 31, 2005 and 2004, respectively. The net loss also includes interest expense and other income totaling $532,447 and $337,248 for the six months ended March 31, 2005 and 2004, respectively.

No equipment sales for the period ended March 31, 2005 as compared to $3,495 for the period ended March 31, 2004. The Company focusing its sales efforts on placing Company owned and operated machines, which produce a long-term revenue
stream.   Total revenue share income for the period ended March 31, 2005 were
$8,164 as compared to $37,309 for the period ended March 31, 2004. This represents a decrease in revenue share income of 78.12% over the same period in the prior year. This decrease was primarily due to the Company pulling machines from unprofitable locations thereby reducing the number of machines producing revenue sharing sales. These machines will be redeployed during the second quarter of 2005.

Total cost of goods sold for revenue share for the period ended March 31, 2005 was $6,444 as compared to $47,027 for the period ended March 31, 2004. This decrease was due to a reduction in the cost of maintaining machines as fewer machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the period ended March 31, 2005, total operating expenses were $660,010. For the period ended March 31, 2004, total operating expenses were $575,143. This represents a 14.76% increase over the same period in the prior year. This increase was primarily due to the interest expense on convertible debt.

Interest expense and other income went from $337,248 for the period ended March 31, 2004 to $532,447 for period ended March 31, 2005. This increase was due to the additional issuance of convertible debentures including beneficial conversion features and short-term notes.

Liquidity and Capital Resources

As of March 31 2005, the Company had cash and cash equivalents of $112,707 as compared to cash and cash equivalents of $2,413 as of March 31, 2004. At March 31, 2004, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($6,281,631) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($8,083,146) as of March 31, 2005. This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes. Net cash from operating activities was $633,773 for period ended March 31, 2005, as compared to the net cash of $465,437 used in operating activities for the period ended March 31, 2004. Net cash from financing activities was $728,851 for period ended March 31, 2005, as compared to $463,069 for the period ended March 31, 2004.

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

ITEM 3.  Controls and Procedures

(a) We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate. There were no changes in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 23rd day of May 2005.

POP N GO, INC.

/s/ Melvin Wyman
-------------------
By: Melvin Wyman,
    Chief Financial Officer