Form 10QSB
period 2005-06-30
POP N GO INC
filed 2005-08-22
CIK 1071819

FORM 10-QSB


                                   (Mark one)
                [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2005

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

        Unaudited  Consolidated Balance Sheets June 30, 2005........... F- 1

        Unaudited Consolidated Statements of Operations
           For the three and nine months periods ended
           June 30, 2005 and 2004   .....................................F- 2

        Unaudited Consolidated Statements of Cash Flows
           For the nine month periods ended June 30, 2005 and 2004.......F- 3

        Notes to Condensed Consolidated Financial Statement..............F-4-17


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................2-8

ITEM 3.  CONTROLS AND PROCEDURES...........................................9


Part II. OTHER INFORMATION.................................................9

ITEM 1.  LEGAL PROCEEDINGS.................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................11

SIGNATURES.................................................................11
==========================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                                 POP N GO, INC.
                           CONSOLIDATED BALANCE SHEET
                               June 30, 2005
                                  (Unaudited)
                                                       June 30,
	            ASSETS                               2005
                                                      ---------
Current assets:
  Cash and cash equivalents	                   $     2,874
  Accounts receivable, net of allowance for
    doubtful accounts of $3,465 			 3,353
		                                      ---------
    Total current assets		                 6,227

Note receivable		                                22,023
Rental equipment, net 		                        89,480
Furniture and equipment, net 		                 1,735
                                                      ---------
Total assets	                                    $  119,465
		                                      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable	                               550,110
  Accrued liabilities		                     2,353,386
  Consulting payable             		       456,104
  Short-term note payable                            1,276,626
  Loan payable - related party  		       240,000
  Convertible debt, net		                     3,759,118
  Customer deposits		                        35,165
 		                                     ---------
      Total current liabilities		             8,670,509
		                                     ---------
Stockholders' deficit:

Common stock, par value $.001 per share,
  authorized 300,000,000 shares, issued
  and outstanding 122,489,059 shares  at
  June 30, 2005 and 122,489,059 at June
  30, 2004                                             122,479
Additional paid in capital 		            12,913,218
Stock to be issued - 17,145,000 shares
  of common stock     		                       985,272
Accumulated deficit 		                   (22,572,013)
		                                   ------------
Total stockholders' deficit	                    (8,551,043)
		                                   ------------
Total liabilities and stockholders' deficit       $    119,465
                                                   ============

           See accompanying notes to Unaudited financial statements.

                                 POP N GO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTH PERIODS ENDED JUNE 30, 2005 and 2004
                                  (Unaudited)

			                    THREE MONTHS ENDED        NINE MONTHS ENDED
		                                 JUNE 30                   JUNE 30
		                             2005        2004          2005        2004
                                           --------    --------      --------   -----------
Equipment sales	                       $     9,485    $	      -     $   9,485   $   3,495
Revenue share income		             2,763 	 11,502        10,927      48,811
                                           --------   ----------     --------  -----------
     Total		                    12,248 	 11,502        20,412      52,306
				           --------   ----------     --------  -----------
Cost of goods sold equipment		         -            -        10,001      15,185
Cost of goods sold revenue share income     10,002 	 22,861         6,444      69,888
				           --------   ----------     --------- -----------
     Total		                    10,002       22,861        16,445      85,073
				           --------   ----------     --------- -----------
     Gross profit (loss)		     2,246      (11,359)        3,967     (32,766)
				           --------   ----------     --------- -----------
Operating expenses:
     Administrative and general		   317,347    1,146,142       977,357   1,719,856
     Development costs                           -           39             -       1,468
                                           --------   ----------     --------- -----------
Total operating expense                    317,347    1,146,181       977,357   1,721,324
                                           --------   ----------     --------- -----------

Operating loss		                  (315,101)  (1,157,540)     (973,390) (1,754,090)

Other income (expense):
Interest expense		          (183,846)    (198,396)     (559,202)   (540,405)
Beneficial conversion feature		  (150,228)	      -      (310,123)          -
Loss on conversion of debenture		         -            -             -     (33,591)
Recovery of inventory                            -            -         2,059           -
Gain on sale of rental equipment 	         -            -           745           -
Interest income                              1,402            -         1,402           -
Other income                                     -            -             -      38,352
                                        -----------  -----------   ----------- -----------
     Total other expense                  (332,672)    (198,396)     (865,119)   (535,644)
                                        -----------  -----------   ----------- -----------
Loss before income taxes        	  (647,773)  (1,355,936)   (1,838,509) (2,289,734)
Provision for income taxes		         - 	      -        (2,400)     (2,400)
				        -----------  -----------  ------------ ------------
Net profit (loss)                      $  (647,773) $(1,355,936) $ (1,840,909) $(2,292,134)
				        ===========  ===========  ============ ============

Loss per share: 	               $    (0.005) $    (0.013)       (0.015)      (0.024)
				        ===========  ===========  ============ ============
Weighted average shares outstanding
  used in the per share calculation:
    Basic and diluted    		122,489,059 102,252,714   122,489,059   95,653,202
                                        =========== ============  ============  ===========

           See accompanying notes to Unaudited financial statements.


                        POP N GO, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
                            JUNE 30, 2005 AND 2004
                                  (UNAUDITED)


                                                   NINE MONTH PERIODS ENDED

                                                JUNE 30, 2005   JUNE 30, 2004
                                                 (unaudited)     (unaudited)
                                                  ----------     ----------

Cash flows used in operating activities
   Net loss                                     $(1,840,909)    $(2,292,134)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                     22,873          55,117
   Issuance of common stock for services                  -         740,750
   Allowance for bad debt                             3,465               -
   Options granted for services                           -          20,000
   Shares to be issued for loan incentive            34,400         123,190
   Recovery of rental inventory                           -         (37,500)
   Issuance of Warrants                               9,045               -
   Beneficial conversion feature                    310,123               -
   Expense paid with rental equipment                 2,367               -
   Recovery of rental inventory                      (2,059)              -
   Loss on conversion of debenture                        -          33,591
   Gain on sale of rental equipment                    (745)         (3,731)
Decrease (increase) in:
   Accounts receivable                               (5,079)         (1,105)
   Note receivable                                  (22,023)              -
   Prepaid expenses and deposits                      1,376          12,760
   Other assets                                       4,975               -


Increase (decrease) in:
   Other accounts payable and accrued expenses      525,282         554,412
   Accounts payable                                  15,830               -
   Accrued consulting fee-related party             (16,255)              -
   Customer deposits                                (26,161)              -
                                                   ----------      ---------
Net cash used in operating activities              (983,495)       (794,650)
                                                   ----------      ---------
Cash flows from investing activities:
   Proceeds from sale of rental equipment                 -           9,381
                                                   ----------      ----------
Net cash provided by investing activities                 -           9,381
                                                   ----------      ----------
Cash flows from financing activities:
   Proceeds from sale of convertible
    Debentures, net                                 665,353         627,856
   Proceeds from note payable                       416,494         248,000
   Payment on notes                                (113,107)         (3,000)
   Proceeds from shares to be issued                      -           1,000
   Proceeds on sales of common stock                      -          15,000
                                                  ----------      ----------
Net cash provided by financing                      968,740         888,856
activities                                        ----------      ----------

Net decrease in cash and cash equivalents           (14,755)        103,587

Cash and cash equivalents,
  beginning of period                                17,629           2,286
                                                 ----------       ---------
Cash and cash equivalents,
  end of period                                 $     2,874    $    105,873
                                                  ==========      =========
Supplemental disclosure of
  cash flow information:

Cash paid during the period for:
     Interest                                   $   250,512    $    311,009
                                                  ==========      =========
     Income taxes                               $         -    $        282
                                                  ==========      ==========

                See accompanying notes to financial statements.

                                 POP N GO, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of significant accounting policies:

Basis of quarterly presentation: The accompanying quarterly financial statements of Pop N Go, Inc. (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the periods ended June 30, 2005 and 2004.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment during the period ended June 30, 2005.

Reclassifications

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

2.      Recent pronouncements:

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is still in the process of evaluating the impact of the adoption of SFAS 151 on the Company's overall results of operations or financial position.

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

3.     Note Receivable

On June 30, 2005, the Company has a receivable on a promissory note, amounting $22,023. The note bears an interest rate of 10% per annum and is unsecured. An interest of $1,402 was accrued on the note during the nine month period ended June 30, 2005.

4.    Accrued Liabilities

The accrued liabilities as of June 30, 2005 comprise of the following:

	Debenture interest payable		$   1,317,872
	Short term note interest payable	$     543,160
	Payroll liabilities			$     172,562
	Other accrued liabilities		$     319,792
		                                 --------------
		Total				$  2,353,386
                                                 ==============
5.    Debt financing:

Short-term notes payable at June 30, 2005 consisted of the following:

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

Note payable dated April 15, 2002, bearing no interest
 and due in October 2004.                                          $ 57,500

Note payable dated April 24, 2002, bearing no interest
  and due in September 2002.  This note payable is
  currently in default.                                            $  8,000

Note payable dated February 22, 2002, bearing interest at 17%
 per annum and due in December 2002.  This note
 payable is currently in default.                                  $  6,000

Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003.  This note payable is currently
 in default.                                                       $ 25,000

Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003.  This note payable is currently
 in default.                                                       $ 10,000

Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003.  This note payable is currently
 in default.                                                       $ 25,000

Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003.  This note
 payable is currently in default.                                  $ 30,000

Note payable dated January 23, 2003, bearing interest of $3,000 plus
 $1,950 for 60 day renewal, due in June 2003.  This note payable
 is currently in default.                                          $ 15,000

Note payable dated October 10, 2002, bearing no interest,
 due on demand	                                                   $ 40,500

Note payable dated January 21, 2005 and February 19, 2005,
bearing no interest, due on demand	 		           $ 35,000

Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively,
 due in May 2003.  This note payable is currently in default.      $ 45,000

Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default. $ 17,509

Note payable dated April 4, 2003, bearing interest at 10%, and due in June 2004. This note payable is currently in default. $ 15,000

Note payable dated December 5, 2003, bearing interest of
 $1,750 plus $1,750 for a 90 day renewal, due June 2004.
 This note payable is currently in default.	                   $ 10,000

Note payable dated December 9, 2003, bearing interest of
 $5,000 plus $5,000 for a 90 day renewal due June 2004.
 This note payable is currently in default	                   $ 25,000

Note payable dated December 17, 2003, bearing interest of
 $2,500 due in March 16, 2004.  This note payable is
 currently in default	                                           $ 15,000

Note payable dated December 18, 2003, bearing interest
 of $5,000 Plus $5,000 for a 90 day renewal due June 2004.
 This note payable is currently in default	                   $ 30,000

Note payable dated December 24, 2003, bearing interest
 of $5,000 due March 23, 2004.  This note payable
 is currently in default	                                   $ 30,000

Note payable dated January 29, 2004, bearing interest
 of $2,500 plus $2,500 for a 90 day renewal due
 July 2004.  This note payable is currently in default             $ 15,000

Note payable dated February 25, 2004, April 27, 2004
 and June 8, bearing interest of $5,000, $1,250 and
 $2,500 due August 2004, July 2004 and October
 2004, respectively.  These note payables are currently
 in default	                                                   $ 37,500

Note payable dated March 11, 2004 and May 7, 2004,
 bearing interest of $1,250 and $1,250, due June
 2004 and July 2004, respectively.  These
 note payables are currently in default.	                   $ 15,000

Note payable dated March 28, 2004, bearing interest
 of $2,500 plus $2,500 for a 90 day renewal,
 due September 24, 204.  This note payable is
 currently in default	                                           $ 15,000

Note payable dated May 3, 2004, bearing interest
 of $1,250, due August 1, 2004.  This
 note is currently in default	                                   $  7,500

Note payable dated May 13, 1998, bearing
 interest at 15% per annum.  This note is
 currently in default.                                             $ 40,766

Note payable dated February 9, 2005, bearing interest
 rate of 12% due in 30 days, secured by all of the assets.
 This note is currently in default.		     		   $350,000

Note payable dated December 18, 2004, bearing interest rate
 of 14%, due June 16, 2005				            $30,000
                                			       ---------------
		                                                 $1,276,626
                                                               ===============

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

Convertible Debts:

2000 Notes

During the year ended September 30, 2000, the Company raised capital through the placement of Convertible promissory notes in the amount of $923,213. The interest rates and due dates of the notes still outstanding at December 31, 2004 were as follows:

                   Due Date           Interest     Conversion
        Amount     Beginning          Rates        Rate Range
    -----------------------------------------------------------
      $ 821,956	 October 1, 2000        15%	$0.05 - $1.40/share
    ----------------------------------------------------------
Total $ 821,956
       =========

All of the 2000 notes are currently in default.

2001 Notes

During the year ended September 30, 2001, the Company raised capital through the placement of Convertible promissory notes in the amount of $454,500. The interest rates and due dates of the notes still outstanding at December 31,
2004 were as follows:
                         Due Date         Interest     Conversion
        Amount           Beginning        Rates        Rate Range
    ---------------------------------------------------------------------
      $ 60,035	     December 16, 2002       8%	       65% MV
      $297,002	     October 1, 2001	    15%	      $0.02 - $0.05/share
 ------------------------------------------------------------------------
Total $357,037
      ========

All of the 2001 notes are currently in default.

2002 Notes

During the year ended September 30, 2002, the Company raised capital through the placement of Convertible promissory notes in the amount of $848,100. The interest rates and due dates of the notes still outstanding at December 31,
2004 were as follows:
                     Due Date         Interest     Conversion
        Amount       Beginning        Rates        Rate Range
    -----------------------------------------------------------

     $  24,000    October 19, 2002	18%	    $0.03 - $0.035/share
     $  24,000    July 3, 2004       	17%         $0.10/share
     $ 464,500    September 30, 2004	15%	    $0.025 - $0.25/share
     $  11,000    December 11, 2002	12%	    $0.02/share
     $ 256,000    May 7, 2004	       	12%	    $.016 - $0.05/share
-------------------------------------------------------------------
Total$ 779,500
     =========

All of the 2002 notes are currently in default.

2003 Notes

During the year ended September 30, 2003, the Company raised capital through the placement of Convertible promissory notes in the amount of $402,250. The interest rates and due dates of the notes still outstanding at December 31,
2004 were as follows:
                  Due Date            Interest      Conversion
        Amount    Beginning           Rates         Rate Range
    -----------------------------------------------------------
      $100,000	December 31, 2002     18%	    $0.03/share
      $  5,000	April 15, 2003	      15%	    $0.02/share
      $ 10,000	August 26, 2004       14%	    $0.02/share
      $ 43,000	February 28, 2004     13%	    $0.02/share
      $ 62.000	January 2, 2003	      12%	    $0.02/share
-------------------------------------------------------------
Total $220,000
      ========

2004 Notes

During the year ended September 30, 2004, the Company raised capital through the placement of Convertible promissory notes in the amount of $1,053,500. The interest rates and due dates of the notes still outstanding at December 31, 2004 were as follows:

                 Due Date              Interest    Conversion
        Amount   Beginning             Rates       Rate Range
    -------------------------------------------------------------------
       $180,000	 September 20, 2004	18%	   $0.015 - $0.02/share
       $ 37,500	 August 30, 2005        17%	   $0.015 - $0.02/share
       $215,000	 October 24, 2004	15%	   $0.015 - $0.02/share
       $272,000	 October 1, 2004	14%	   $0.02/share
       $ 70,000	 October 1, 2004	13%	   $0.015 - $0.02/share
       $261,500	 October 1, 2004	12%	   $0.015 - $0.02/share
------------------------------------------------------------------------
Total $1,036,000
      ============
Period ended June 30, 2005 Notes

During the nine month period ended June 30, 2005, the Company raised capital through the placement of convertible promissory notes in the amount of $830,353.

                 Due Date              Interest      Conversion
        Amount   Beginning               Rates       Rate Range
    -------------------------------------------------------------------
       $27,500	 October 4, 2005	   12%	     $0.02/share
       $35,000	 October 19, 2005	   12%	     $0.05/share
       $57,500	 November 1, 2005	   12%	     $0.02/share
       $42,500	 December 2, 2005          12%	     $0.02/share
       $12,000	 February 13, 2005	   12%	     $0.02/share
       $75,000	 December 16, 2005	   14%	     $0.02/share
       $ 1,688   June 30, 2004(addition)   15%	     $0.02/share
       $ 5,000	 December 7,2004(addition) 12% 	     $0.02/share
       $10,000	 December 9, 2005          15%       $0.02/share
       $   970	 January  3,2005	   15%	     $0.02/share
       $ 9,300	 June   30, 2005           15%	     $0.02/share
       $ 1,000   July   20, 2005           12%       $0.02/share
       $ 5,000   January 11, 2005          12%       $0.02/share
       $ 5,000	 January 13, 2005          12%       $0.02/share
       $10,000   January 17, 2005          14%       $0.02/share
       $ 5,000   January 24, 2005          12%       $0.02/share
       $10,000	 January 28, 2005          13%       $0.02/share
       $10,000   January 30, 2005          13%       $0.02/share
       $ 5,000   February 1, 2005          12%       $0.02/share
       $ 6,000   February 10, 2005         12%       $0.02/share
       $10,000   February 24, 2005         13%       $0.02/share
       $10,000   March 10, 2005            12%       $0.02/share
       $20,000   March 14, 2005            13%       $0.02/share
       $ 5,000   March 14, 2005            12%       $0.02/share
       $10,000   March 15, 2005            12%       $0.02/share
       $20,000   March 17, 2005            14%       $0.02/share
       $10,000   March 20, 2005            12%       $0.02/share
       $20,000   March 21, 2005            12%       $0.02/share
       $ 5,000   March 22, 2005            12%       $0.02/share

       $50,000   March 28, 2005            15%       $0.02/share
       $50,000   March 30, 2005            15%       $0.02/share
       $50,000   March 31, 2005            15%       $0.02/share
       $10,000   May    5, 2005	           12%       $0.02/share
       $ 5,000   May   10, 2005            12%       $0.02/share
       $25,000   April 25, 2005	           14%       $0.02/share
       $10,000   June   8, 2005	           12%       $0.02/share
       $ 5,000   May   10, 2005            18%       $0.02/share
       $ 5,000   May   25, 2005	           18%       $0.02/share
       $10,000   June   6, 2005            12%       $0.02/share
       $ 5,000   June  22, 2005            12%       $0.02/share
       $ 2,000   April  5, 2005            12%       $0.02/share
       $ 5,000   June   1, 2005            12%       $0.02/share
       $10,000   April 1,  2005            13%       $0.02/share
       $35,000   May    6, 2005            14%       $0.02/share
       $ 5,000   May   26, 2005            12%       $0.02/share
       $10,000   April 17, 2005            12%       $0.02/share
       $ 5,000   June   2, 2005            12%       $0.02/share
       $10,000   May   19, 2005            13%       $0.02/share
       $ 5,000   April 17, 2005	           12%       $0.02/share
       $ 5,000   May   17, 2005	           12%       $0.02/share
       $40,000   April  1, 2005	           15%       $0.02/share
       $ 5,000   May   15, 2005	           12%       $0.02/share
       $ 5,000   June   8, 2005	           12%       $0.02/share
       $ 5,000   June  30, 2005	           13%       $0.02/share
       $ 5,000   July   1, 2005	           13%       $0.02/share
       $15,000   June  16, 2005	           18%       $0.02/share

------------------------------------------------------------------------
Total  $830,353

Total balance at June 30, 2005       			$4,044,846
                                                         ---------
Less: Discounts and beneficial conversion-unamortized   $  285,728
                                                         =========
Per the financial statements                            $3,759,118
                                                         =========

As of June 30, 2005, the company recorded $285,728 as beneficial conversion feature, which is being amortized over the period of debt. The beneficial conversion feature expense for current three month period amounted to $150,228, which is categorized as non-operating expense in the statement of operations.

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

7.    Equity:

Common Stock

During the nine month period ended June 30, 2005, the Company did not issue any common stock.

Stock to be issued

During the period ended June 30, 2005, the Company recorded 1,700,000 shares to be issued as loan incentive amounting $34,000.

A summary of committed stock at June 30, 2005 is as follows:

                                                    Shares            Amount
                                                  ---------         ---------
   Shares issuable under 2000 consulting agreement  95,000       $    133,000
   Shares issuable to officers under expired
      Consulting agreements                        333,000            466,200
   Shares issuable under Branax consulting
     agreement                                     326,880             88,258
   Shares issuable under Regulation "S" placement  667,527             21,751
   Shares issuable under 2003 loan agreement       975,000             10,773
   Shares issuable under 2004 loan agreement    12,920,000            214,890
   Shares issuable under 2004 consulting
     agreement                                   1,100,000             15,000
   Shares issuable for cash received                50,000	        1,000
   Shares issuable period ending Dec 31, 2004    1,600,000 	       32,000
   Shares issuable period ending Mar 31, 2005      100,000	        2,000
                                                 ----------          --------
                        Total                   18,167,407       $    984,872
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

During the nine month period ended June 30, 2005, no options were granted. The outstanding 100,000 options were expired on June 30, 2005.

The following summarizes the Company's stock option transactions:

                                                          Weighted-
                                       1998 Stock         Average
                                       Option Plan        Exercise
                                       and Other           Price
                                      --------------    ------------


    Outstanding, September 30, 2004      100,000            0.05
    Expired/forfeited as of 06/30/05    (100,000)     $     0.05
                                      -----------      -------------
    Outstanding, June 30, 2005                 -      $        -
                                      ===========      =============
    Exercisable, June 30, 2005                 -      $        -
                                      ===========      =============

Stock Purchase Warrants

During the period ended June 30, 2005, 15,912,500 warrants expired valued at $795,625 and the company granted warrants to purchase 700,000 shares of common stock to note-holders at the exercise price of the warrants of $0.02. The Company recognized the expense of $9,045 for these warrants based on the fair market value of warrants. The warrants vest immediately and have expiration dates ranging from one to five years.

The following table summarizes information about the warrants outstanding at June 30, 2005:

                                                   Weighted-   Weighted-
                                       Weighted-   Average     Average
                                       Average     Exercise    Exercise
  Range of                             Remaining   Price of    Price of
  Exercise   Warrants     Warrants     Contractual Warrants    Warrants
  Prices     Outstanding  Exercisable  Life        Outstanding Exercisable
--------------------------------------------------------------------------
$ 0.02-0.10  13,205,000   13,205,000   1.98 years   $  0.04   $  0.04


8. Supplemental disclosure of cash flows:

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $250,512 for interest for the nine month period ended June 30, 2005. The Company paid $282 for income tax and $311,009 for interest for the nine month period ended June 30, 2004.

The cash flow statements do not include following non-cash investing and financing activities:

For the nine month period ended June 30, 2005, the company recorded 100,000 shares to be issued per loan agreements amounting to $2,000.

9. Related parties transactions:

The Company borrowed $ 240,000 from a major shareholder of the Company in June 2001 with an interest rate at rate of 10% per annum payable annually and due in September 2001. The Company is accruing imputed interest at 12% and has recorded interest of $ 14,400 on the loan during the period ended June 30, 2005.

The Company received services from an entity owned by one of the officers and has accrued $ 211,145 in consulting expenses through June 30, 2005.

10.  Going Concern Issues

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulate deficit of $22,572,013 as of June 30, 2005 and during the nine months period ended June 30, 2005 and 2004, the Company incurred losses of $1,840,909 and $2,289,735, respectively. In addition, the Company's cash flow requirements have been met by the proceeds of convertible debentures and notes and much of the Company's debt is currently in default.
The Company owes delinquent payroll taxes of $168,721, which accrued prior to September 2002. Legal counsel is owed $131,388 as of December 2004 which is secured by a blanket security interest against all assets. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

11.   Subsequent events:

Subsequent to the period ended June 30, 2005:

The Company submitted a withdrawal of the form SB-2, Registration Statement under the Securities Act of 1933 on July 21, 2004 that was filed on September 28, 2004. The Company has submitted a new form SB-2 Registration Statement that shall become effective on such date as the Commission, acting pursuant to said
Section 8(a), may determine.

The Company issued a $5,000 convertible debenture. The debenture is due on July 7, 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on July 7, 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity.

The Company issued a $5,000 convertible debenture. The debenture is due on July 1, 2006, bears interest at 13% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. An additional consideration of 33,333 shares was also granted to the debenture holder.

The Company issued a $10,000 convertible debenture. The debenture is due on July 14, 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. An additional consideration of 100,000 shares was also granted to the debenture holder.

The Company issued a $5,000 convertible debenture. The debenture is due on July 15 2006, bears interest at 12% per annum that is payable quarterly, and is convertible at the rate of 500,000 shares of common stock per $10,000 at any time before maturity. An additional consideration of 33,333 shares was also granted to the debenture holder.

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


Three Months Ended June 30, 2005 Versus Period Ended June 30, 2004

Results of Operations

The Company incurred a net loss of $647,773 for the period ended June 30, 2005 as compared to a net loss of $1,355,936 for the period ended June 30, 2004. This loss represents a loss from operations of $315,101 and $1,157,540 for the period ended June 30, 2005 and 2004, respectively. The net loss also includes interest expense and other income totaling $332,672 and $198,396 for the three months ended June 30, 2005 and 2004, respectively.

Total revenue share income for the period ended June 30, 2005 were $2,763 as compared to $11,502 for the period ended June 30, 2004. This represents a decrease in revenue share income of 72.07% over the same period in the prior year. This decrease was primarily due to the Company pulling machines from unprofitable locations thereby reducing the number of machines producing revenue sharing sales. These machines were redeployed during the second quarter of 2005.

Total cost of goods sold for revenue share for the period ended June 30, 2005 was $10,002 as compared to $22,861 for the period ended June 30, 2004. This decrease was due to a reduction in the cost of maintaining machines as fewer machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the period ended June 30, 2005, total operating expenses were $317,347. For the period ended June 30, 2004, total operating expenses were $1,146,181. This represents a 72.31% decrease over the same period in the prior year. This decrease was primarily due to a decrease in consulting fees and related expenses.

Interest expense and other income went from $198,396 for the period ended June 30, 2004 to $332,672, for period ended June 30, 2005. This increase was due to the additional issuance of convertible debentures including beneficial conversion features and short-term notes.

Nine Months Ended June 30, 2005 Versus Period Ended June 30, 2004

Results of Operations

The Company incurred a net loss of $1,840,909 for the period ended June 30, 2005 as compared to a net loss of $2,289,735 for the period ended June 30, 2004. This loss represents a loss from operations of $973,390 and $1,754,091 for the period ended June 30, 2005 and 2004, respectively. The net loss also includes interest expense and other income totaling $865,119 and $535,644 for the nine months ended June 30, 2005 and 2004, respectively.

Equipment sales for the period ended June 30, 2005 was $9,485 as compared to $3,495 for the period ended June 30, 2004. The Company focusing its sales efforts on placing Company owned and operated machines, which produce a long-term revenue stream. Total revenue share income for the period ended June 30, 2005 were $10,927 as compared to $48,811 for the period ended June 30, 2004. This represents a decrease in revenue share income of 77.61% over the same period in the prior year. This decrease was primarily due to the Company pulling machines from unprofitable locations thereby reducing the number of machines producing revenue sharing sales. These machines were redeployed during the second quarter of 2005.

Total cost of goods sold for revenue share for the period ended June 30, 2005 was $6,444 as compared to $69,888 for the period ended June 30, 2004. This decrease was due to a reduction in the cost of maintaining machines as fewer machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the period ended June 30, 2005, total operating expenses were $977,357. For the period ended June 30, 2004, total operating expenses were $1,721,324. This represents a 43.22% decrease over the same period in the prior year. This decrease was primarily due to a decrease in the consulting fees and related expenses.

Interest expense and other income went from $535,644 for the period ended June 30, 2004 to $865,119 for period ended June 30, 2005. This increase was due to the additional issuance of convertible debentures including beneficial conversion features and short-term notes.

Liquidity and Capital Resources

As of June 30 2005, the Company had cash and cash equivalents of $2,874 as compared to cash and cash equivalents of $105,873 as of June 30, 2004. At June 30, 2004, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($6,755,608) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($8,621,282) as of June 30, 2005. This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes. Net cash from operating activities was $983,495 for period ended June 30, 2005, as compared to the net cash of $794,650 used in operating activities for the period ended June 30, 2004. Net cash from financing activities was $968,740 for period ended June 30, 2005, as compared to $888,856 for the period ended June 30, 2004.

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

Convertible Debentures and Promissory Notes

We are currently experiencing difficulties in meeting our debt obligations. We have been able to generate cash through private placements of our common stock. However, as of June 30, 2005 we held $4,044,846 in convertible debentures. We are in default on 64% of these convertible debentures. We have short term notes in the amount of $1,276,626. We are in default on all of the notes. Due to our lack of cash flow, nearly all of the convertible debt placed prior to December 31, 2002 is currently in default. We plan to become current on these obligations by converting our debentures and promissory notes to common stock of the company and/or issuing long-term promissory notes. We have been in discussions with holders of over 80% these obligations. We expect to reach a repayment agreement with holders of a minimum of 80% of our debt(convertible debentures and promissory notes).

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

We have been successful in placing machines in major retailer's shopping malls, secondary schools and believe our revenue sharing program will expand during 2005. Currently, we have company owned popcorn units in place and operating.

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

Code of Ethics:

We intend to adopt a code of ethics in 2005 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

*Incorporated by reference to Registrant's Form SB-2 Registration Statement filed on February 11, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 22 day of August 2005.

POP N GO, INC.

/s/ Melvin Wyman
-------------------
By: Melvin Wyman,
    Chief Financial Officer