Form 10KSB
period 2005-09-30
POP N GO INC
filed 2006-02-13
CIK 1071819

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                 Form 10-KSB

                                   (Mark One)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_   No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB {x}

State issuer's revenues for its most recent fiscal year $45,303.

The number of shares outstanding of the issuer's Common Stock as of December 31, 2005, was 171,883,285 Shares.  The aggregate market value of the Common Stock (Shares) held by non-affiliates, based on the closing market price ($.021) of the Common Stock as of December 31, 2005 was $3,609,549.

THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD- LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS.

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

The Company acquired all of the outstanding shares of Nuts to Go, Inc. in February of 1998 and thereby technology under development for a hot nuts vending machine, which management intends to be the Company's second vending machine product. The Company has carried on development of this technology in Pop N Go, Inc. Nuts to Go, Inc. is currently an inactive subsidiary without assets or activities. The Company estimates, although it cannot assure, that it may introduce this second product, the "Hot Nuts" vending machine, during the fourth quarter of 2006.

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

In addition to the United States, where the Company has revenue share programs in schools, military bases and shopping malls, the Company also has targeted the international market for the sale of popcorn units. The Company has shipped machines to Mexico, Canada, China, Cyprus, Korea, Lebanon, Venezuela, Australia and Israel.

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

K.    EMPLOYEES

Pop N Go has 3 full time employees and 5 independent contractors. None of its employees belong to a union.

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

GOING CONCERN

Our financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our independent auditor, Kabani & Company, has expressed substantial doubt as to our ability to continue as a going concern.  As shown in the financial statements, during the fiscal years ended September 30, 2005 and 2004, we have incurred losses of $2,533,153 and $2,985,708, respectively.  In addition, our cash flow requirements have been met through private placements of our common stock.  Because we continue to incur losses much of our debt is currently in default. As of December 31, 2005 we have $5,973,010 in convertible debentures.  We are in default in the repayment of principal on approximately $3,427,017 or 57.38% of these convertible debentures.  We also have $1,126,893 in promissory notes.  We are in default in the repayment of principal on approximately $1,126,893 or 95% of these notes as of 12-31-05.

Defaults on Convertible Debentures and Promissory Notes

We plan to become current on these obligations by converting our debentures and promissory notes to common stock of the Company and/or issuing long-term promissory notes. We have been in discussions with holders of over 80% these obligations. We are contacting holders of expired debentures and requesting renewals by offering a conversion rate more acceptable with today’s market value and we expect to reach a repayment agreement with holders of a minimum of 80% of our debt (convertible debentures and promissory notes).  Our repayment obligations under the defaulted debentures and notes can be accelerated by the holders at any time.

In December 2005, the shareholders approved an increase in authorized shares from 300,000,000 to 900,000,000 which gives the company the opportunity to convert our debentures and promissory notes to common stock of the Company.  We expect to issue new long-term debt to refinance that portion of our debt that we do not convert to equity. The issuance of new long-term debt will be under terms that will allow us to make payments out of positive cash flow expected by the third quarter of 2006.  Our ability to service any new long term notes will be dependent on our ability to successfully execute our business plan.  There is no assurance that we will be able to make timely payments on any debt instruments that we issue in the future.

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

The Company rents its Whittier office and manufacturing facility at a rent of $1,500.00 per month plus $300 for utility costs, pursuant to a Lease, which expired on January 1, 2005.  The Company believes it is paying at or below market rates for the facility. Management believes that other comparable space is available at similar rent and terms should the Company be required to move to another location.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings other then those in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 2005, shareholders of the Company holding more than 50% of the Company's outstanding Common, acted by written consent and without a shareholders' meeting and without a proxy solicitation, to amend the Articles of Incorporation to increase authorized capital from 300,000,000 shares of Common Stock, $0.001 par value to 900,000,000 shares of Common Stock, $0.001 par value. Subsequently, on December 16, 2005, an amendment was filed to the Company's Articles of Incorporation, so increasing its authorized common stock

On March 17, 2004, shareholders of the Company holding more than 50% of the Company's outstanding Common, acted by written consent and without a shareholders' meeting and without a proxy solicitation, to amend the Articles of Incorporation to increase authorized capital from 100,000,000 shares of Common Stock, $0.001 par value to 300,000,000 shares of Common Stock, $0.001 par value. Subsequently, on June 10, 2004, an amendment was filed to the Company's Articles of Incorporation, so increasing its authorized common stock.

On June 30, 2001, shareholders of the Company holding more than 50% of the Company's outstanding Common, acted by written consent and without a shareholders' meeting and without a proxy solicitation, to amend the Articles of Incorporation to increase authorized capital from 20,000,000 shares of Common Stock, $0.001 par value to 50,000,000 shares of Common Stock, $0.001 par value. Subsequently, on July 30, 2001, an amendment was filed to the Company's Articles of Incorporation, so increasing its authorized common stock.

On November 15, 2001, shareholders of the Company holding more than 50% of the Company's outstanding Common, acted by written consent and without a shareholders' meeting and without a proxy solicitation, to amend the Articles of Incorporation to increase authorized capital from 50,000,000 shares of Common Stock, $0.001 par value to 100,000,000 shares of Common Stock, $0.001 par value. Subsequently, on February 7, 2002, an amendment was filed to the Company's Articles of Incorporation, so increasing its authorized common stock.

                                        PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NET TANGIBLE BOOK VALUE PER SHARE

As of September 30, 2005, the net tangible book value of our common stock was (9,180,899) or ($0.07) per share of common stock, based upon 124,489,060 shares outstanding. "Net tangible book value" per share represents the amount of our total tangible assets reduced by our total liabilities divided by the number of shares of common stock outstanding.

MARKET PRICE OF THE COMMON STOCK

As of the date of this report, our common stock is traded in the over-the- counter Bulletin Board market under the symbol "POPN", and has traded publicly on the Bulletin Board since June 26, 2000.  Prior to that time, from April 26, 1999 through June 25, 2000, our stock was traded in the over-the-counter "Pink Sheet" market.

The following table presents the range of the high and low net sale prices and estimated average daily volume information for our common stock for the periods indicated, which information was provided by the NASDAQ Stock Market, Inc. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                                Estimated

                                                              Average Daily

                                              High   Low      Volume (Shares)

                                              ----   ---      --------------

       Fourth Quarter of Fiscal Year           .04    .01         86,042

          Ending 9/30/05

       Third Quarter of Fiscal Year            .03    .01        213,997

          Ending 9/30/05

       Second Quarter of Fiscal Year           .03    .01        229,066

          Ending 9/30/05

       First Quarter of Fiscal Year            .03    .01        255,900

          Ending 9/30/05

Records of our stock transfer agent indicate that as of September 30, 2005, there were 663 record holders of our common stock.

DIVIDEND POLICY

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, the Company has sold the following securities without registering the securities under the Securities Act of 1933.

Date	Title & Amount of Securities	Principal Underwriters	Nature & Amount of Consideration	Underwriting Discounts & Commissions	Exemption Relied Upon
10/02/03	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/06/03	Convertible Debenture Addition $50,000	None	Combines previous cash investments of $30,000 and additional $20,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/07/03	Warrant 100,000 Shares	None	Investment Incentive $0.01 per share	None	4(2)
10/12/03	Stock Option 100,000 Shares	None	Employee Incentive $0.01 per share	None	4(2)
10/14/03	Convertible Debenture $2,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/15/03	Convertible Debenture Addition $10,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/17/03	Convertible Debenture Addition $25,000	None	Combines previous cash investments of $15,000 and additional $10,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/23/03	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.015 per share of common stock of common stock	None	4(2)

10/24/03	Convertible Debenture Addition $25,000	None	Combines previous cash investments of $20,000 and additional $5,000 investment, earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/27/03	Convertible Debenture Addition $70,000	None	Combines previous cash investments of $50,000 and additional $20,000 investment, earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/05/03	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/07/03	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.015 per share of common stock	None	4(2)
11/17/03	Convertible Debenture $3,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/17/03	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/19/03	Common Stock 3,000,000 Shares	None	Services Rendered $30,000 Consultants	None	4(2)
11/21/03	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/24/03	Common Stock 2,666,666 Shares	None	Conversion of Convertible Debentures $40,000	None	4(2)
12/02/03	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)

12/03/03	Convertible Debenture $2,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/03/03	Convertible Debenture $1,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/05/03	Promissory Note 10,000	None	Short Term Note for cash with fixed interest of $1,750 and 200,000 Shares of Common Stock	None	4(2)
12/08/03	Promissory Note 15,000	None	Short Term Note for cash with fixed interest of $2,500 and 250,000 Shares of Common Stock	None	4(2)
12/09/03	Promissory Note 30,000	None	Short Term Note for cash with fixed interest of $5,000 and 1,000,000 Shares of Common Stock	None	4(2)
12/17/03	Promissory Note 15,000	None	Short Term Note for cash with fixed interest of $2,500 and 250,000 Shares of Common Stock	None	4(2)
12/18/03	Promissory Note 30,000	None	Short Term Note for cash with fixed interest of $5,000 and 1,000,000 Shares of Common Stock	None	4(2)
12/19/03	Convertible Debenture $2,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/24/03	Promissory Note 30,000	None	Short Term Note for cash with fixed interest of $5,000 and 1,000,000 Shares of Common Stock	None	4(2)
01/19/04	Convertible Debenture $20,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/27/04	Promissory Note 20,000	None	Short Term Note for cash with fixed interest of $3,000 and 500,000 Shares of Common Stock	None	4(2)

01/29/04	Promissory Note $15,000	None	Short Term Note for cash with fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
02/05/04	Promissory Note $15,000	None	Short Term Note for cash with fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
02/12/04	Convertible Debenture $20,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/16/04	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/19/04	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.015 per share of common stock	None	4(2)
02/19/04	Convertible Debenture Addition $10,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/23/04	Convertible Debenture $5,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/24/04	Convertible Debenture $5,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/25/04	Promissory Note $15,000	None	Short Term Note for cash with fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
03/03/04	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.015 per share of common stock	None	4(2)

03/04/04	Convertible Debenture $15,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/04/04	Promissory Renewal Note 10,000	None	Renewal of expired note with additional fixed interest of $1,750 and 200,000 Shares of Common Stock	None	4(2)
03/08/04	Promissory Renewal Note 30,000	None	Renewal of expired note with additional fixed interest of $5,000 and 1,000,000 Shares of Common Stock	None	4(2)
03/11/04	Promissory Note $7,500	None	Short Term Note for cash with fixed interest of $1,250 and 100,000 Shares of Common Stock	None	4(2)
03/17/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/17/04	Promissory Renewal Note 30,000	None	Renewal of expired note with additional fixed interest of $5,000 and 1,000,000 Shares of Common Stock	None	4(2)
03/22/04	Convertible Debenture Addition $10,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/25/04	Convertible Debenture $20,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/28/04	Common Stock 1,000,000 Shares	None	Collateral of Convertible Debenture $20,000	None	4(2)
03/28/04	Promissory Note $15,000	None	Short Term Note for cash with fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)

03/30/04	Convertible Debenture Addition $22,000	None	Combines previous cash investments of $2,000 and additional $20,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/06/04	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/21/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/22/04	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock and issuance of 100,000 Shares of Common Stock	None	4(2)
04/27/04	Promissory Note $7,500	None	Short Term Note for cash with fixed interest of $1,250 and 150,000 Shares of Common Stock	None	4(2)
04/28/04	Promissory Renewal Note 15,000	None	Renewal of expired note with additional fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
05/03/04	Promissory Note $7,500	None	Short Term Note for cash with fixed interest of $1,250 and 150,000 Shares of Common Stock	None	4(2)
05/07/04	Convertible Debenture $20,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/07/04	Promissory Note $7,500	None	Short Term Note for cash with fixed interest of $1,250 and 250,000 Shares of Common Stock	None	4(2)
05/14/04	Common Stock 2,240,000 Shares	None	Services Rendered $64,800 Consultants	None	4(2)
05/14/04	Common Stock 300,000 Shares	None	Penalty Compensation $6,000 Offshore Persons	None	4(2)

05/14/04	Common Stock 4,000,000 Shares	None	Equity Distribution Fees $140,000 For Funding	None	4(2)
05/14/04	Secured Convertible Debenture $70,000	None

Cash Investment earning 5% annually and convertible at a conversion price equal to the lower of 120% of closing bid price on closing date or 80% of lowest closing bid price the 5 trading days preceding conversion date with a 3 year maturity

				None	4(2)
5/18/04	Convertible Debenture Addition $20,000	None	Combines previous cash investments of $10,000 and additional $10,000 investment, earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/18/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/21/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/24/04	Convertible Debenture $25,000	None	Combines expired Promissory Note of $15,000 and additional $10,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/25/04	Promissory Renewal Note 15,000	None	Renewal of expired note with additional fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
05/26/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/26/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

05/28/04	Convertible Debenture Addition $25,000	None	Combines expired Debenture of $10,000 convertible at $1.40 per share and 15% interest with new cash investment of $15,000, for 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/28/04	Convertible Debenture $25,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/31/04	Convertible Debenture $15,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/08/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/08/04	Promissory Note $15,000	None	Short Term Note for cash with fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
06/15/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/16/04	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/16/04	Convertible Debenture $20,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/17/04	Convertible Debenture Addition $10,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/19/04	Common Stock 250,000 Shares	None	Placement Agent Fee $7,500 Investment Bankers	None	4(2)

06/21/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock and 1,000,000 warrants at $0.02 per share	None	4(2)
6/21/04	Warrant 1,000,000 Shares	None	Investment Incentive $0.02 per shares	None	4(2)
06/22/04	Convertible Debenture Addition $120,000	None

Combines expired Debenture of $20,000 convertible at $1.40 per share and 15% interest, past interest earned of $10,000 and new cash investment of $90,000, for 18% interest quarterly and convertible at $0.02 per share of common stock

				None	4(2)
06/29/04	Common Stock 13,000,000 Shares	None	Services Rendered $195,000 Consultants	None	4(2)
06/29/04	Common Stock 542,500 Shares	None	Conversion of Convertible Debentures/Interest $10,850	None	4(2)
06/29/04	Common Stock 4,000,000 Shares	None	Debt Reduction of Legal Expenses $60,000 For Services Provide	None	4(2)
06/29/04	Common Stock 1,000,000 Shares	None	Investment – Cash Stock Purchase $10,000 Accredited Person	None	4(2)
06/29/04	Common Stock 2,500,000 Shares	None	Equity Distribution Fees $75,000 For Funding	None	4(2)
07/07/04	Convertible Debenture Addition $35,000	None	Combines previous cash investments of $25,000 and additional $10,000 investment, earning 18/% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/07/04	Convertible Debenture Addition $25,000	None	Combines previous cash investments of $20,000 with an additional $5,000 cash investment earning 12/% quarterly and convertible at $0.02 per share of common stock	None	4(2)

07/09/04	Common Stock 2,166,666 Shares	None	Equity Distribution Fees $25,000 For Funding	None	4(2)
07/09/04	Common Stock 83,334 Shares	None	Placement Agent Fee $2,500 Investment Bankers	None	4(2)
07/09/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
07/09/04	Warrant 500,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
07/12/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
07/19/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock and 500,000 warrants at $0.02 per share	None	4(2)
07/19/04	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
07/19/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock and 250,000 warrants at $0.02 per share. .	None	4(2)
07/19/04	Convertible Debenture Addition $17,500	None	Combines previous cash investments of $10,000 and rolling $5,000 earned interest with an additional $2,500 cash investment earning 12/% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/19/04	Warrant 250,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)

07/20/04	Warrant 250,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
07/21/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock and 250,000 warrants at $0.02 per share.	None	4(2)
07/21/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock and 250,000 warrants at $0.02 per share.	None	4(2)
07/21/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
07/21/04	Warrant 250,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
07/23/04	Secured Convertible Debenture $70,000	None

Cash Investment earning 5% annually and convertible at a conversion price equal to the lower of 120% of closing bid price on closing date or 80% of lowest closing bid price the 5 trading days preceding conversion date with a 3 year maturity

				None	4(2)
07/26/04	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
07/26/04	Common Stock 1,000,000	None	For purchase of buy back equipment of 9 machines and 6 bases @ .021 per share or $21,000	None	4(2)
07/28/04	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
07/28/04	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)

07/29/04	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
08/04/04	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
08/08/04	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
08/10/04	Convertible Debenture $6.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
08/12/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
08/19/04	Convertible Debenture $5.000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock and 50,000 warrants at $0.02 per share.	None	4(2)
08/20/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
08/23/04	Convertible Debenture Addition $10,000	None	Combines previous cash investments of $10,000 with an additional $10,000 cash investment earning 14/% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/24/04	Warrant 50,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)

09/02/04	Convertible Debenture Addition $15,000	None

Combines new cash investments of $15,000 with note that expired in amount of $15,000 and $7,500 earned interest for total of $37,500  investment earning 17/% quarterly and convertible at $0.02 per share of common stock

				None	4(2)
09/10/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
09/15/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
09/15/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
09/16/04	Secured Convertible Debenture $60,000	None

Cash Investment earning 5% annually and convertible at a conversion price equal to the lower of 120% of closing bid price on closing date or 80% of lowest closing bid price the 5 trading days preceding conversion date with a 3 year maturity

				None	4(2)
09/17/04	Warrant 50,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
09/17/04	Warrant 200,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
09/17/04	Warrant 50,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
09/19/04	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock.	None	4(2)

09/20/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
09/27/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
09/27/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
09/28/04	Convertible Debenture $1,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/04/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/04/04	Convertible Debenture $2,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/04/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/08/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/12/04	Warrant 50,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
10/12/04	Warrant 100,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
10/13/04	Convertible Debenture $3,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)

10/13/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/15/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/21/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/26/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/26/04	Convertible Debenture $12,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/28/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
11/02/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
11/09/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
11/15/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
11/16/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
11/23/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)

12/03/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/8/04	Warrant 500,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
12/08/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/10/04	Convertible Debenture Addition $10,000	None	Combines previous cash investments of $10,000 with an additional $10,000 cash investment earning 15/% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/17/04	Convertible Debenture $50,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/17/04	Convertible Debenture $25,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/17/04	Convertible Debenture Addition $1,000	None	Combines previous cash investments of $6,000 with an additional $1,000 cash investment earning 12/% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/17/04	Warrant 50,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
12/22/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/23/04	Convertible Debenture $6,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)

12/24/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/03/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
1/12/05	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
1/14/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/18/05	Convertible Debenture Addition $10,000	None	Combines previous cash investments of $20,000 and additional $10,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
1/19/05	Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
1/21/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/31/05	Convertible Debenture Addition $10,000	None	Combines previous cash investments of $10,000 and additional $10,000 investment, earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/31/05	Warrant 100,00 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
02/02/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

02/04/05	Convertible Debenture $9,300	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/10/05	Convertible Debenture $6,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/15/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/24/05	Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/01/05	Convertible Debenture Addition $1,000	None	Combines previous cash investments of $2,500 and additional $1,000 investment, earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/01/05	Convertible Debenture $30,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/11/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/15/05	Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/15/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/15/05	Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)

26

03/16/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/18/05	Convertible Debenture $20,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/21/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/23/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/30/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/31/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/31/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/01/05	Convertible Debenture $2,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/01/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/01/05	Convertible Debenture Addition $5,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 13% quarterly and convertible at $0.02 per share of	None	4(2)

04/01/05	Convertible Debenture Addition $40,000	None	Combines previous cash investments of $10,000 and additional $40,000 investment, earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/07/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/18/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/20/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/25/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/25/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/26/05	Convertible Debenture Addition $25,000	None	Combines 2 previous cash investments of $10,000 and additional $25,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/06/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/06/05	Convertible Debenture Addition $5,000	None	Combines previous cash investments of $30,000 and additional $5,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/11/05	Convertible Debenture $5,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)

05/11/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
5/16/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/17/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/19/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/26/05	Convertible Debenture $5,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/27/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/01/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/03/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/06/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/08/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/09/05	Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)

06/17/05	Convertible Debenture $15,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/23/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/01/05	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/07/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/07/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/14/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/15/05	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/15/05	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/29/05	Convertible Debenture $25,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/08/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/12/05	Convertible Debenture $3,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)

08/15/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/16/05	Convertible Debenture $7,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
08/17/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/17/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock .	None	4(2)
08/24/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/01/05	Convertible Debenture $30,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/02/05	Convertible Debenture $10,500	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/02/05	Convertible Debenture $18,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/02/05	Convertible Debenture $20,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/09/05	Convertible Debenture $6,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
09/09/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)

09/22/05	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/26/05	Convertible Debenture $9,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/03/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/03/05	Convertible Debenture $12.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/06/05	Convertible Debenture $3.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/12/05	Convertible Debenture Addition $95,000	None	Combines previous cash investments of $5,000 and additional $95,000 investment, earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/13/05	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/17/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/17/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/17/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

10/25/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/31/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
10/31/05	Common Stock 20,645,000	None	20,645,000 shares for incentive for cash investments for total value of $422,593.00 at average rate of 0.02	None	4(2)
10/31/05	Common Stock 50,000	None	Investment – Cash Stock Purchase $1,000.00 Accredited Person	None	4(2)
10/31/05	Common Stock 100,000	None	Conversion Addition , 100,00 shares for cash investment for total of $4,000.00 at conversion rate of 0.40	None	4(2)
10/31/05	Common Stock 1,1000,000	None	Services Render $15,000 Consulting	None	4(2)
10/31/05	Common Stock 1,000,000	None	Employee Incentive .024 per share $24,000.00 Value	None	4(2)
10/31/05	Common Stock 11,900,000	None	Services Render – Per contract Consulting Value $117,600.00	None	4(2)
10/31/05	Common Stock 4,000,000	None	To Officer Value $96,000.00	None	4(2)
10/31/05	Common Stocks 600,000	None	Conversion of cash Investment and Interest $12,000.00	None	4(2)
10/31/05	Common Stock 272,625	None	Conversion Of Cash Investment $16,357.50	None	4(2)
10/31/05	Common Stock 500,000	None	Conversion of Cash Investment $ 10,000.00	None	4(2)
10/31/05	Common Stock 500,000	None	Conversion of Cash Investment Interest QTR 6/30/05 $7,585.00	None	4(2)
10/31/05	Common Stock 1,000,000	None	Conversion Of Cash Investment $20,000.00	None	4(2)

10/31/05	Common Stock 250,000	None	Conversion of Cash Investment $5,000.00	None	4(2)
10/31/05	Common Stock 500,000	None	Conversion Of Cash Investment $10,000.00	None	4(2)
10/31/05	Common Stock 1,250,000	None	Conversion of Cash Investment $25,000.00	None	4(2)
10/31/05	Common Stock 776,600	None	Conversion of Cash Investment And Interest $15,532.00	None	4(2)
10/31/05	Common Stock 250,000	None	Conversion Of Cash Investment $5,000.00	None	4(2)
10/31/05	Common Stock 3,000,000	None	Debt Reduction of Legal Expenses $60,000.00 For Services Render	None	4(2)
11/15/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
11/16/05	Secured Convertible Debenture $500,000.00	None	Cash Investment earning 10% Quarterly. 2 year Maturity date	None	4(2)
11/18/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
11/18/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
11/18/05	Convertible Debenture $20,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
11/28/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
11/29/05	Common Stock 3,600,000	None	Services Render- Per Contract Consulting Value $ 86,400.00	None	4(2)

11/30/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/01/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/02/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/06/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/07/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/07/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/07/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/09/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/12/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/15/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/16/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)

12/21/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/21/05	Convertible Debenture $15,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/21/05	Secured Convertible Debenture $700,000.00	None	Cash Investment earning 10% Quarterly. 2 year Maturity date	None	4(2)
12/23/05	Convertible Debenture $30,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/23/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/28/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/28/05	Convertible Debenture $50,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/28/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
12/31/05	Convertible Debenture $3,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/01/06	Convertible Debenture $15,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/01/06	Convertible Debenture $25,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock.	None	4(2)

01/01/06	Convertible Debenture $30,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/01/06	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/01/06	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/04/06	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/12/06	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
1/13/06	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
1/13/06	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/13/06	Convertible Debenture $5,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/13/06	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/16/06	Convertible Debenture $6,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/19/06	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)

01/23/06	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/25/06	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/25/06	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/27/06	Convertible Debenture $5,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/27/06	Convertible Debenture $5,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
01/31/06	Convertible Debenture $100,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
1/31/06	Warrant 2,000,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment.	None	4(2)
02/01/06	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock.	None	4(2)
02/01/06	Convertible Debenture $25,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock.	None	4(2)

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

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company's ability to continue as a going concern for the year ended September 30, 2005 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on 79% of its convertible debentures and short-term note payables. The Company owes delinquent payroll taxes of $155,729, which accrued prior to September 2002. Legal counsel is owed $137,950 for past due invoices as of September 2005 which is secured by a blanket security interest against all assets.

The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

The Company is exploring offshore manufacturing opportunities which could result in a 50% reduction in the cost of manufacturing popcorn vending machines. We expect to receive prototypes in March

To obtain capital for our business development, infrastructure improvements and ongoing operations, we have signed a Convertible Debenture Standby Equity Distribution Agreement with Cornell Capital Partners for $1,200,000. The Agreement allows us, upon our registration statement being declared effective by the SEC, to issue shares of our common stock to Cornell Capital Partners, at our option, for up to a maximum value of $5 million.

Assurances cannot be given that financing through private placements will continue to be available or will be sufficient to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease business altogether.

Year Ended September 30, 2005 versus Year Ended September 30, 2004

The Company incurred a net loss of $2,533,154 for the year ended September 30, 2005 as compared to a net loss of $2,985,708 for the year ended September 30, 2004.  This loss represents a loss from operations of $1,044,996 and $1,777,833 for the year ended September 30, 2005 and 2004, respectively.  The net loss also includes interest expense and other income totaling $1,497,071 and $1,207,075, for the year ended September 30, 2005 and 2004, respectively.

Total equipment sales for the year ended September 30, 2005 were $14,411 as compared to zero in the prior year. The Company’s focus is on expanding the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines. Total cost of goods sold for equipment sales was $16,401.  Equipment sold is reconditioned and due to costs of reconditioning and low profit margins on reconditioned equipment, the cost of goods sold exceeded equipment sales income.

Total revenue share income for the year ended September 30, 2005 was $30,891 as compared to $56,800, for the year ended September 30, 2004.  This represents a decrease in revenue share income of 46% over the same period in the prior year.  This decrease was primarily due to the Company pulling machines from unprofitable locations thereby reducing the number of machines producing revenue sharing sales. The Company is continuing to test schools and other venues that will maximize revenue sharing sales.

Our analysis of the market trend toward eating more healthy food has caused us to emphasize the placement of company owned machines. As a result, we expected revenue from the outright sale of machines to decline which had a material adverse effect on income for the year ending 2006.

We are actively seeking vending and marketing partners to place our popcorn vending machines in high traffic schools and public access locations. We will share in the revenue stream from popcorn sales with the vending operator and location owner as long as the machines remain at the location.

Total cost of goods sold for revenue income for the year ended September 30, 2005 was $19,188 as compared to $60,635 in the prior year.  This decrease was due to a reduction in the cost of consumables and maintaining machines as fewer machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the year ended September 30, 2005, total general and administrative expenses were $890,818 as compared to $1,595,025 for the year ended September 30, 2004.  This represents a 44.15% decrease over the same period in the prior year.  This decrease was primarily due to decreases in payroll costs and reductions in consulting fees.

Interest and beneficial conversion feature expenses increased from $904,334 for the year ended September 30, 2004 to $1,159,638, for year ended September 30, 2005.  This is an increase of 28.23% due to new convertible and short term notes issued.

Liquidity and Capital Resources

As of September 30 2005, the Company had cash and cash equivalents of $1,696, as compared to cash and cash equivalents of $17,629, as of September 30, 2004.  At September 30, 2004, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($7,470,070) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($9,180,899) as of September 30, 2005.  This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes.

Net cash used in operating activities was 1,805,269 for year ended September 30, 2005, as compared to the net cash of $1,367,226, used in operating activities for the year ended September 30, 2004.

Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and accompanying notes.

In March 2004, the Company agreed to sell up to $5,000,000 of the Company's common stock to Cornell Capital Partners over the course of 24 months after an effective registration of the shares.  The purchase price was set at 98% of the market Price. On May 14, 2004, the Company issued 8,666,666 shares of the Company's common stock to Cornell Capital as a one time commitment fee.  In the event the registration statement is not declared effective within 90 days, the company was to pay Cornell Capital Partners a cash amount within 3 business days of the end of the month equal to 2% per month of the liquidation value of the convertible shares outstanding, as liquidated damages. The Company and Cornell Capital Partners terminated this stock sale Agreement in November 2005 and entered into two Secured Convertible Debenture Agreements totaling $1,200,000 in November and December 2005.

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

Note Receivable

On September 30, 2005, the Company has a receivable on a promissory note, amounting $22,023. The note bears an interest rate of 10% per annum.

Convertible Debentures and Promissory Notes

We are currently experiencing difficulties in meeting our debt obligations.  We have been able to generate cash through private placements of our common stock. However, as of September 30, 2005 we held $4,292,356 in convertible debentures.  We are in default on 73% of these convertible debentures.  We have short term notes in the amount of $1,572,393.  We are in default on $1,486,893 of these notesor approximately 95% of the notes.  Due to our lack of cash flow, nearly all of the convertible debt placed prior to December 31, 2004 is currently in default.  We plan to become current on these obligations by converting our debentures and promissory notes to common stock of the company and/or issuing long-term promissory notes. We have been in discussions with holders of over 80% these obligations. We expect to reach a repayment agreement with holders of a minimum of 80% of our debt(convertible debentures and promissory notes).

In December 2005, the shareholders approved an increase in authorized shares from 300,000,000 to 900,000,000 which gives the company the opportunity to convert our debentures and promissory notes to common stock of the Company.  We expect to issue new long-term debt to refinance that portion of our debt that we do not convert to equity. The issuance of new long-term debt will be under terms that will allow us to make payments out of positive cash flow expected by the third quarter of 2006.  Our ability to service any new long term notes will be dependent on our ability to successfully execute our business plan.  There is no assurance that we will be able to make timely payments on any debt instruments that we issue in the future.

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

We have been successful in placing machines in retail stores, shopping malls and schools and believe our revenue sharing program will expand during 2006. Currently we have company owned popcorn units in place and operating.

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

We believe that Branax has several opportunities for significantly expanding its sales which could be enhanced with the inflow of investment capital into Pop N Go during 2006.  We believe the capital would enable Branax to develop the specialized packaging and product mix required by these significant customers. There is no assurance such capital will be available, or on what terms.

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

The Company recognizes revenues at the time products are shipped. Revenue streams are generated from (1) the sale of the Pop N Go vending machines; and (2) the operation of Company owned revenue share machines, which are owned by the Company, and are typically located in retail stores, shopping malls and high traffic locations.  The owner or operator and the Company share the revenue generated by Company owned machines. Company personnel provide maintenance and collection services for revenue sharing machines. It is estimated that up to 80% of the Company's machines will be operated on a revenue sharing program. The Company also has in market testing, Branax's popcorn flavorings, and anticipates generating revenues in 2005 from the sale of this product.  The Company also has in market testing, Branax’s popcorn flavorings, and anticipates generating revenues in 2005 from the sale of this product. There is of course no assurance that the Company will be successful or will realize profits from its activities.

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

ITEM 7.  FINANCIAL STATEMENTS

                               POP N GO, INC.

                              TABLE of CONTENTS

                              September 30, 2005

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

  Notes to Consolidated Financial Statements                  F 8 - F 34

----------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pop N Go, Inc.

We have audited the accompanying consolidated balance sheet of Pop N Go, Inc. as of September 30, 2005, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pop N Go, Inc. as of September 30, 2005, and the consolidated results of their operations and cash flows for the years ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended September 30, 2005, the Company incurred net losses of $2,533,153.  In addition, the Company's  had negative cash flow in operating activities amounting $1,805,269 in the year ended September 30, 2005, and the Company's accumulated deficit was $23,264,257 as of September 30, 2005. In addition, the Company is in default on numerous of its debt obligations. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

January 19, 2005

POP N GO, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2005

ASSETS

Current assets:
Cash and cash equivalents	$1,696
Accounts receivable, net of allowance for
doubtful accounts of $230	8,028
Prepaid expenses and other current assets	115,413

Total current assets	125,138

Note receivable	22,023
Rental inventory, net	35,789
Furniture and equipment, net	1,437

Total assets	$184,387

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$736,215
Accrued liabilities	264,908
Consulting payable –related parties	426,795
Debenture interest payable	2,035,490
Accrued payroll and payroll taxes	179,172
Customer deposits	35,165
Loan payable – related party	240,000

Short-term note payable	1,291,626
Convertible debt, net	4,096,666

Total current liabilities	9,306,037

Stockholders’ deficit:

Common stock, par value $.001 per share,
authorized 300,000,000 shares, issued
and outstanding 124,489,059 shares
at September 30, 2005	124,479
Additional paid in capital	12,829,246
Stock to be issued - 27,336,465 shares of common stock	1,188,881
Accumulated deficit	(23,264,257)

Total stockholders' deficit	(9,121,651)

Total liabilities and stockholders' deficit	$184,387

The accompanying notes are an integral part of these consolidated financial statements

POP N GO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
	Years ended September 30,
	2005	2004

Equipment sales	$14,411	$-
Revenue share income	30,892	56,800

Total	45,303	56,800

Cost of goods sold equipment	16,400	-
Cost of goods sold revenue share income	19,188	60,635

Total	35,588	60,635

Gross profit (loss)	9,715	(3,835)

Operating expenses:
Loss on Legal Settlement	-	61,794
Litigation Expense	-	117,179
Rental equipment written off	154,178	-
Administrative and general	890,818	1,595,025

Total operating expenses	1,044,996	1,773,998

Operating loss	(1,035,282)	(1,777,833)

Interest expense	(739,337)	(829,985)
Beneficial conversion feature	(420,301)	(74,349)
Loss on conversion of debenture	-	(33,591)
Coast of raising debenture	(340,143)	(312,205)
Gain on sale of rental equipment	745	5,555
Interest Income	1,965	-
Other income	-	37,500

Total	(1,497,071)	(1,207,075)

Loss before income taxes	(2,532,353)	(2,984,908)
Provision for income taxes	(800)	(800)

Net Loss	$(2,533,153)	$(2,985,708)

Loss per share:	$(0.021)	$(0.003)

Weighted average shares outstanding used in the per share calculation:
Basic and diluted	123,343,854	103,036,085

The accompanying notes are an integral part of these consolidated financial statements

POP N GO, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	Shares	Amount	Additional Paid-In Capital	Stock to be Issued	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2003	88,369,894	$ 88,369	$11,509,728	719,982	(17,745,396)	(5,427,317)

Issuance of shares for service	25,000,000	25,000	480,750	-	-	505,750

Issuance of shares for cash	1,000,000	1,000	14,000	-	-	15,000

Issuance of shares for settlement of debt	4,000,000	4,000	56,000	-	-	60,000

Issuance of shares for equipment purchase	1,000,000	1,000	29,000	-	-	30,000

Issuance of stock Warrants	-	-	65,588	-	-	65,588

Conversion of convertible debentures	3,209,166	3,209	81,233	-	-	84,442

Beneficial Conversion Features	-	-	281,750	-	-	281,750

shares to be issued for loan incentives	12,920,000	-	-	-	214,890	214,890

shares to be issued for service	1,100,000	-	-	-	15,000	15,000

shares to be issued for cash	50,000	-	-	-	1,000	1,000

Purchase and cancellation	(100,001)	(100)	(3,900)	-	-	(4,000)

Net loss for year ended September 30, 2004	-	-	-	-	(2,985,708)	(2,985,708)

Balance, September 30, 2004	122,479,059	122,479	12,514,148	950,872	(20,731,104)	(7,143,605)

Warrants granted	-	-	11,701	-	-	11,701

Beneficial conversion feature	-	-	259,397	&n;149,193	-	408,590

Loan incentive interest	-	-	-	20,400	-	20,400

Consulting fees	-	-	-	68,416	-	68,416

Issuance of shares for equipment purchase	-	2,000	44,000	-	-	46,000

Net loss for year ended September 30, 2005	-	-	-	-	(2,533,153)	(2,533,153)

Balance, September 30, 2005	122,479,059	$124,479	$12,829,246	$1,188,881	$(23,264,257)	$(9,121,651)

The accompanying notes are an integral part of these consolidated financial statements

POP N GO,INC and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
	2005	2004

Cash flows used in operating activities:
Net loss	$(2,533,153)	$ (2,985,708)
Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation and amortization	68,504	148,594
Issuance of common stock for services	-	505,750
Allowance for bad debt	6,590	-
Options granted for services	-	15,000
Shares to be issued for loan incentive	20,400	214,890
Recovery of rental inventory	-	(37,500)
Issuance of warrants	11,701	65,588
Beneficial conversion feature	408,590	-
Loss on conversion of debenture	-	33,591
Gain on sale of rental equipment	-	(5,555)
Consulting fees	115,940	-
Funding expense	16,50	-
Loss on Inventory	154,178	-
Increase (decrease) in:
Accounts receivable	(11,904)	(807)
Note receivable	(22,023)	-
Prepaid expenses and deposits	-	500
Other Assets	1,255	-
Increase (decrease) in:
Other accounts payable and accrued expenses	13,848	512,196
Accrued consulting fee-related party	(45,564)	156,725
Customer deposits	(10,131)	9,510

Net cash used in operating activities	(1,805,269)	(1,367,226)

Cash flows from investing activities:
Proceeds from sale of rental equipment	18,167	8,485
Purchase of Rental Inventory	(67,000)	(5,000)

Net cash provided by/(used by) investing activities	(48,833)	3,485

Cash flows from financing activities:
Proceeds from sale of convertible Debentures, net	1,070,578	1,050,018
Proceeds from notes	175,000	317,066
Repurchase of common stock	-	(4,000)
Payments of notes	(53,107)	-
Proceed from shares to be issued	-	1,000
Proceeds on sale of common stock	-	15,000
Debenture interest payable	645,698	-

Net cash provided by financing activities	1,838,169	1,379,084

Net increase/(decrease) in cash and cash equivalents	(15,933)	15,343
Cash and cash equivalents,
beginning of period	17,629	2,286

Cash and cash equivalents,
end of period	$1,696	17,629

Supplemental disclosure of
cash flow information:

Cash paid during the period for:
Interest	$61,539	65,428

Income taxes	$-	-

Supplemental disclosure of
Non-cash financing and investing information:
Shares issued for equipment purchased	$46,000	-

The accompanying notes are an integral part of these consolidated financial statements

Pop N Go, Inc.

Notes To Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Pop N Go, Inc., incorporated in the State of Delaware on October 21, 1996, and its subsidiaries, Nuts to Go, Inc. and Branax, LLC, (collectively, the "Company") manufacture and develop coin-operated popcorn machines which they sell to distributors and retail establishments. The Company also intends to own and operate these machines for its own account on a revenue-sharing basis.  In addition, the Company has developed prototype coin-operated machines for outside customers on a contract basis. Nuts To Go, Inc. and Branax, LLC were dormant companies for the years ended September 30, 2005 and 2004.

NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, during the years ended September 30, 2005 and 2004, the Company incurred losses of $2,533,153 and 2,985,708, respectively.  In addition, the Company's cash flow requirements have been met by issuing convertible debentures, and much of the Company's debt is currently in default.  Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 3 – CONSULTING AGREEMENT ON ACQUISITION OF BRANAX, LLC

In connection with the purchase agreement of Branax, the Company entered into a two-year consulting agreement with the former President and Chief Executive Officer of Branax. The agreement expired in July 1, 2003 and extended verbally to June 30, 2004 and calls for the issuance of 326,880 shares of the Company's common stock.  The value of the shares, which were immediately issuable, was $88,258 and was fully capitalized as of September 30, 2003.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Pop N Go, Inc. and its wholly owned subsidiaries, Nuts to Go, Inc. and Branax.  All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). The Company is recognizing revenue from two sources; sale of equipment and the owner operated revenue share program.  Equipment sales are recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Revenues from the revenue sharing program are recognized upon monthly collections of proceeds from the machines. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

Accounts Receivable

Accounts receivable consist primarily of short and long-term amounts due from customers.  The Company has provided for an allowance in the aggregate of $230 and $63 for the year ended September 30, 2005 and 2004, respectively for accounts it considers uncollectible.  Management believes this to be sufficient to account for all uncollectible accounts.

Inventories

Inventories consist of small parts and supplies to be used in the manufacturing process of machines held for resale, work in process, and finished goods. Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.

Rental equipment

Rental equipment is stated at cost.  Depreciation is computed using the straight- line method over an estimated useful life of seven years. Depreciation expense was $16,110 and $17,012 for the years ended September 30, 2005 and 2004, respectively.

During the year ended September 30, 2005, the company wrote off rental equipment valuing $154,178 for equipment that was found to be obsolete or damaged.

Furniture and Equipment

Furniture and equipment are stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of five years.  Depreciation expense was $2,394 and $9,865 for the years ended September 30, 2005 and 2004, respectively.

Customer Deposits

As of September 30, 2005, customers had paid deposits totaling $35,165 to the Company for machines which had not been delivered as of that date.  Revenue on the sale of these machines will be recognized when the equipment is shipped.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended September 30, 2005 and 2004 were insignificant.

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates under one business unit, as disclosed in note 12.

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

Risk Concentrations

Substantially all of the Company's revenue is generated from the sale of one product. The loss of, or an economic event related to this product, most likely would have a substantial impact on the Company's revenue.  The Company purchased 75% from one major vendor and 58% from two major vendors during the year ended September 30, 2005 and 2004, respectively.

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company did not maintain any uninsured balances at September 30, 2005.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS No. 154 at the beginning of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No.   05-6, "Determining the Amortization Period for Leasehold Improvements" (“EITF 05-6”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception.  The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations."

NOTE 5 - ACCRUED LIABILITIES

        Accrued liabilities at September 30, 2005 consisted of the following:

CREDIT CARDS - OFFICE DEPOT	$2,242
CREDIT CARDS - POSTAL PRIVLAGE	1,166
WARRANTY ACCRUAL	13,813
LIABILITY INSURANCE FINANCE	753
CONSULTING EXP. ACCRUAL	8,507
ACCRUED CONS FEES - BRX	72,000
REV SHARE LIABILITY	2,464
CONSULTING PAYABLE	104,491
SALES TAX PAYABLE	2,142
STATE CORP TAX	1,600

LACV EQUIPMENT REPURCHASE	27,670
LA GROUP EQUIPMENT	23,000
OLSON EQUIPMENT	2,000
RAINONE EQUIPMENT	2,000
Accrued Rent	1,060
Total	$264,908

NOTE 6 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at September 30, 2005 consisted of the following:

Note payable dated May 2, 2000, bearing interest at 12% per annum and due in January 2001.  This note payable is currently in default.

$222,192

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

 15,000

Note payable dated December 29, 1998 assumed in acquisition of Branax, bearing interest at 7% per annum and due in March 1999.  This note payable is currently in default

 28,083

Note payable dated December 18, 2000 assumed in acquisition of Branax, bearing interest at 8% per annum and due in January 2002.  This note payable is currently in default.

  3,000

Note payable dated April 15, 2002, bearing no interest and due in October 2004

 57,500

Note payable dated April 24, 2002, bearing no interest and due in September 2002.  This note payable is currently in default.

  8,000

Note payable dated February 22, 2002, bearing interest at 15% per annum and due in December 2002.  This note payable is currently in default.

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

 25,000

Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003.  These notes payable are currently in default

 30,000

Note payable dated January 23, 2003, bearing interest of $3,000 plus

 $1,950 for 60 day renewal, due in June 2003.  This note payable is currently in default.

  15,000

Note payable dated October 10, 2002, bearing no interest,

 due on demand

 75,500

Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively,

 due in May 2003.  These notes payable are currently in default.

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

 15,000

Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204.  This note payable is currently in default  15,000

 15,000

Note payable dated May 3, 2004, bearing interest of $1,250.00, due August 1, 2004.  This note is currently in default  7,500

Note payable dated May 13, 1998, bearing interest at 15% per annum.  This note is currently in default

 40,766

Note payable dated December 18, 2004, bearing interest of 15%, due June 16, 2005.  This note is currently in default

 30,000

Secured Note Payable dated February 9, 2004, bearing interest of 12%, due February 6, 2005.  All assets are pledged as collateral against this agreement.  As of September 30, 2005 this note was in default.

350,000

Note Payable dated July 14, 2005, bearing no interest and due on demand

10,000

$1,291,626.50

The Company agreed to issue 14,695,000 shares of common stock to the various note holders as an incentive. These shares valued at $952,872 were included in shares to be issued in the financial statements.

NOTE 7- CONVERTIBLE DEBT

2000 Notes

During the year ended September 30, 2000, the Company raised capital through the placement of convertible promissory notes in the amount of $923,213.  The interest rates and due dates of the notes still outstanding at September 30, 2004 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$ 821,956	October 1, 2000	15%	$0.05 - $1.40/share
Total $ 821,956

All of the 2000 notes are currently in default.

2001 Notes

During the year ended September 30, 2001, the Company raised capital through the placement of convertible promissory notes in the amount of $454,500.  The interest rates and due dates of the notes still outstanding at September 30, 2004 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$ 60,035	December 16, 2002	8%	65% MV
$297,002	October 1, 2001	15%	$0.02 - $0.05/share
Total $ 357,037

All of the 2001 notes are currently in default.

2002 Notes

During the year ended September 30, 2002, the Company raised capital through the placement of convertible promissory notes in the amount of $848,100.  The interest rates and due dates of the notes still outstanding at September 30, 2004 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$ 24,000	October 19, 2002	18%	$0.03 - $0.035/share
$ 24,000	July 3, 2004	17%	$0.10/share
$ 464,500	September 30, 2004	15%	$0.025 - $0.25/share
$ 11,000	December 11, 2002	12%	$0.02/share
$ 256,000	May 7, 2004	12%	$.016 - $0.05/share
Total $ 779,500

All of the 2002 notes are currently in default.

2003 Notes

During the year ended September 30, 2003, the Company raised capital through the placement of convertible promissory notes in the amount of $402,250.  The interest rates and due dates of the notes still outstanding at September 30, 2004 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$100,000	December 31, 2002	18%	$0.03/share
$ 5,000	April 15, 2003	15%	$0.02/share
$ 10,000	August 26, 2004	14%	$0.02/share
$ 43,000	February 28, 2004	13%	$0.02/share
$ 62,000	January 2, 2003	12%	$0.02/share
Total $220,000

2004 Notes

During the year ended September 30, 2004, the Company raised capital through the placement of convertible promissory notes in the amount of $1,053,500.  The interest rates and due dates of the notes still outstanding at September 30, 2004 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$180,000	September 20, 2004	18%	$0.015 - $0.02/share

$ 37,500	August 30, 2005	17%	$0.015 - $0.02/share
$215,000	October 24, 2004	15%	$0.015 - $0.02/share
$272,000	October 1, 2004	14%	$0.02/share
$ 70,000	October 1, 2004	13%	$0.015 - $0.02/share
$261,500	October 1, 2004	12%	$0.015 - $0.02/share
$200,000	October 15, 2004	5%	80% LCB
Total $1,236,000

The 2004 notes are currently in default.

2005 Notes

During the year ended September 30, 2005, the Company raised capital through the placement of convertible promissory notes in the amount of $1,087,458.  The interest rates and due dates of the notes still outstanding at September 30, 2005 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$50,000	May 11, 2005	18%	$0.02
$276,958	October 1, 2004	15%	$0.02
$243,500	December 17, 2004	14%	$0.02
$116,000	January 12, 2005	13%	$0.02
$401,000	October 4, 2004	12%	$0.02
Total $1,087,458

General

 The amounts raised and converted during the year ended September 30, 2005 were as follows:

	Outstanding 9-30-04	Rolled Forward to Subsequent Year	Raised 2005	Principal paid during 2005	Converted into common stock 2005	Total
2000 Notes	821,956	-		-	-	821,956
2001 Notes	297,002	(11,250)		-	-	285,752
2002 Notes	779,500	-		(1,000)	-	778,500
2003 Notes	245,000	-		(550)	-	244,450
2004 Notes	1,211,000	(32,500)		(200,313)	-	978,188
2005 Notes	-	43,750	1,087,458	(7,732)		1,123,476
Series A Debentures	60,035					60,035
Totals	3,414,493	-	1,087,458	(209,595)	-	4,292,356

The Company granted 800,000 warrants as a loan incentive to certain debenture holders. The Company allocated the proceeds from the debentures between the warrant and the debt based on relative fair value of the warrant and the debt.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5%, volatility of 203% and expected term of one year.  The amount allocated to the warrant of $11,701 is being amortized over the term of the debt.  The Company calculated a beneficial conversion feature of $408,590.  The Company amortized the beneficial conversion feature in accordance with the conversion terms of the notes.  At September 30, 2005 the debentures are presented net of the unamortized beneficial conversion feature of $195,690.

The Company paid cash and promised 1,142,392 shares to the finders of the debentures. This cost of raising debt amounting to $340,143 is also being amortized over the life of the debentures.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rented its facilities on a month-to-month basis.  Rent expense was 18,000 for the years ended September 30, 2005 and 2004, each.  In addition, the Company pays the landlord $300 per month for reimbursement of utilities.

On September 12, 2005, the company entered into a lease for a marketing office that will expire on March 21, 2006.  The lease is $2,200 for office space and $450 for office amenities per month.

Consulting Agreement

Effective October 1, 2003, the Company entered into an agreement with an officer for consulting services.  The agreement calls for payment of $8,000 per month.

The Company entered into a consulting agreement for software design and development service on November 3, 2003. The Company agreed to pay $1,200 per week and this agreement terminates on June 30, 2005. This agreement has not been renewed but continues on a month-to-month basis.

The Company entered into a consulting agreement for various financial services on September 20, 2005.  The Company agreed to pay an hourly rate of $40 for services agreed upon by the company and consultant.  The agreement terminates December 31, 2005.

An accounts payable account is owed $151,040 for past due invoices as of September 30, 2005 which is secured by a blanket security interest against all assets. The company has an agreement to pay a monthly installment of $2,500 from September, 2005 for the debt.

Litigation

The Company may become involved in various litigation arising in the normal course of business.

A debenture holder filed a lawsuit against the Company for breach of promissory notes. The amount of this claim was $57,000. The Company agreed to pay $130,000 in settlement by paying in monthly installments.  The claim was paid in full in February 2005.

A lawsuit was filed by a former employee of the Company in July 2004. The lawsuit seeks damages for $117,179 based on the breach of contract. The lawsuit was settled for $80,000.

A lawsuit was filed against the Company and an Officer of the Company arising from a settlement agreement entered into by the Officer to resolve a lawsuit filed in April 1996 which was prior to the formation of Pop N Go. Pop N Go was not a party to the lawsuit or the stipulated judgment that resolved the case. Pop N Go’s initial demurrer was sustained by the court and the Company’s counsel believes the lawsuit against the Company will be dismissed.

All of these amounts were included in the accompanying financial statements.

NOTE 9 - SHAREHOLDERS' DEFICIT

Common Stock

During the year ended September 30, 2005, the Company issued 2,000,000 shares of common stock in exchange for equipment valued at $46,000.

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

Stock to be Issued

During the year ended September 30, 2005, the Company recorded 5,726,666 shares to be issued per convertible debentures incentives and $1,000,000 shares to be issued per loan agreements for $20,000. The Company recorded 1,142,392 shares to be issued for debt raising costs amounting $23,516.   The Company recorded 3,000,000 shares to be issued for consulting services amounting to $45,300.

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

A summary of committed stock at September 30, 2005 is as follows:

SHARES TO BE ISSUED	Shares	Amount

Shares issuable under 2000 consulting agreement	95,000	$ 133,000

Shares issuable to officers under expired consulting agreements	333,000	466,200

Shares issuable under Branax consulting agreement	326,880	88,258

Shares issuable under Regulation "S" placement	667,527	21,751

Shares issuable under 2003 loan agreement	975,000	10,773

Shares issuable under 2004 loan agreements	12,920,000	214,890

Shares issuable under 2004 consulting agreement	1,100,000	15,000

Shares issuable for cash received	50,000	1,000

Shares issuable under 2005 consulting agreement	3,000,000	45,300

Shares issuable under 2005 debt raising costs	1,142,392	23,516

Shares issuable under 2004 Loan incentives for Convertible Debentures	5,726,666	149,193

Shares issuable under 2004 Loan incentives for Promissory Note	1,000,000	20,000

	27,336,465	$1,188,881

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

During the years ended September 30, 2005, the Company did not grant options to employees or consultants.

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

                                      --------------    ------------

Outstanding, September 30, 2003

-

-

Granted in FY 2004

100,000

$

0.05

    Expired/forfeited in FY 2004               -

-

                                       ----------       ------------

    Outstanding, September 30, 2004

100,000

0.05

    Granted in FY 2005

-

-

    Expired/forfeited in FY 2005

-

-

                                      -----------      -------------

    Outstanding, September 30, 2005      100,000              0.05

                                      ===========      =============

    Exercisable, September 30, 2005      100,000       $      0.05

                                      ===========      =============

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

Stock Purchase Warrants

As of the year ended September 30, 2004, the Company granted warrants to purchase 28,217,500 shares of common stock to consultants in exchange for services valued at $1,053,625. During the year ended September 30, 2005, 15,912,500 warrants expired valued at $832,125 and the company granted warrants to purchase 800,000 shares of common stock to investors  as additional consideration at $16,000.   The exercise price of the warrants ranges from $0.01 to $0.02. The Company recognized expense for these warrants based on the fair market value of warrants. The warrants vest immediately and have expiration dates ranging from one to five years.

The following table summarizes information about the warrants outstanding at September 30, 2005:

	Warrants	Average Exercise Price
Outstanding, September 30, 2003	25,772,500	$ 0.05
Granted in FY 2004	2,700,000	0.02
Expired/Forfeited in FY 2004	(255,000)	0.01
Outstanding, September 30, 2004	28,217,500	0.05

Granted in FY 2005	800,000	0.02
Expired/Forfeited in FY 2005	(15,912,500)	0.05
Outstanding, September 30, 2005	13,105,000	$ 0.04

Weighted-Average Remaining Contractual Life	2.24 Years
Range of Exercise Prices	$0.01–0.02
Weighted-Average Exercise Price of Warrants Outstanding	$0.04
Weighted Average Exercise Price of Warrants Exercisable	$0.04

NOTE 10 - INCOME TAXES

Significant components of the Company's deferred tax assets for federal and state income taxes as of September 30, 2005 consisted of the following:

        Deferred tax asset

                Net operating loss carry-forwards  $ 8,580,700

                Valuation allowance                  8,580,700

                                                  ------------

                        Net deferred tax asset    $       -

                                                  =============

A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30, 2005 and 2004 was as follows:

                                                            2005      2004

                                                           -------   ------

       Income tax provision computed at federal statutory

                tax rate                                    34.0%      34.0%

        State taxes, net of federal benefit                  6.0        6.0

        Change in deferred income tax valuation reserve

                and other                                  (40.0)     (40.0)

                                                           -------    ------

                                        Total                -  %       -  %

                                                           =======    =======

As of September 30, 2005, the Company had federal net operating loss carry-forwards of approximately $22,099,700 which expire through 2018.

During the year ended September 30, 2005, the Company did not utilize its federal net operating loss carry-forwards.

NOTE 11 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At September 30, 2005, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the year ended September 30, 2004, the company recorded imputed interest at 12%.  For fiscal year ended 2005 and 2004, the Company recorded $28,800 and $28,800 respectively for the interest expenses on this loan.

Accrued consulting fees- related party: Effective October 1, 2003, the Company entered into an agreement with Calblue, Inc, to have its President serve as the CEO of Pop N Go.  The agreement calls for payment of $8,000 per month. At September 30, 2005, the Company has accrued consulting expenses to shareholders amounting $426,795. The Company recorded $96,000 and $171,600 consulting fees in the fiscal year 2005 and 2004, respectively.

In 2001, the Company entered into a two-year consulting agreement with the former President and Chief Executive Officer of Branax.  The agreement expired in July 1, 2003 and extended verbally to June 30, 2004 and called for the issuance of 326,880 shares of the Company's common stock.  The value of the shares, which were immediately issuable, was $88,258 and was fully capitalized as of September 30, 2003.

NOTE 12 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings). During the year ended September 30, 2005, the Company did not operate flavoring segment.

The Company operates domestically as well as internationally.  The Company sells its machines to Australia, North America, Europe, Asia and South America.  The Company operates its revenue sharing program at this time domestically and currently has no long lived assets outside of the United States.

NOTE 13 - SUBSEQUENT EVENTS (Unaudited)

On November 4, 2005, the Company filed Schedule 14A Information Proxy Statement pursuant to Section 14(A) of The Securities Exchange Act Of 1934 seeking approval by a majority in capital interest, of a proposed amendment of the company’s Certificate of Incorporation to increase authorized capital stock from 300,000,000 shares to 900,000,000 shares.

On December 16, 2005, the Company received over 50% approval to amend the company’s Certificate of Incorporation to increase authorized capital stock from 300,000,000 shares to 900,000,000. The Company filed an amendment of Certification with the State of Delaware on December 16, 2005.

Convertible Debentures and Promissory Notes:

On November 16, 2005, the Company issued the first of two secured convertible debentures for a total of $1,200,000.  The first secured convertible debenture for $700,000 is due on November 16, 2008, bears interest at 10% per annum and was issued pursuant to a Securities Purchase Agreement to consolidate the outstanding principal amount of the February 2005 Note plus accrued and unpaid interest on the February 2005 Note and the Prior Securities ($350,000 principal, plus $41,057 of accrued and unpaid interest) and for the additional purchase in accordance with the Securities Purchase Agreement.  On December 21, 2005, the Company issued a second secured convertible debenture for $500,000 due on December 21, 2008 bearing interest at 10% per annum and was issued pursuant to the Securities Purchase Agreement.  The Company also issued a Warrant to purchase 120,000,000 shares of common stock at $0.01 per share as per the Securities Purchase Agreement dated November 16, 2005.  All assets of the Company are pledged as collateral against this agreement.

Subsequent to the year ended September 30, 2005, $98,908 of convertible debt was reduced by converting to stock for an aggregate total of 4,612,067 shares of restricted common stock.  Debenture Interest debt for $15,567.00 was converted to 687,158 shares of restricted common stock.

Subsequent to the year ended September 30, 2005, a $10,000 promissory note and interest of 2,000 was converted to 600,000 shares of restricted common stock.

Subsequent to the year ended September 30, 2005, $996,000 was raised through the issuance of individual convertible debentures.  These debentures bear interest between 12% to 18% and are convertible at 500,000 shares per each $10,000 invested.

Subsequent to the year ended September 30, 2005, $50,000 in convertible debt and $18,750 of debenture interest was transferred to a promissory note bearing no interest for a total of 68,750 with scheduled payments of $5,000 per month for five months.  A balloon payment of $25,000 is due 6-30-06 and at expiration the Lender has the option to convert the $18,750 to 1,000,000 shares of restricted stock (based at conversion rate of $0.01875) or payout of $3,125 for six months beginning July 30, 2006

Subsequent to the year ended September 30, 2005, $28,192.28 of convertible debentures were paid to holders for cash payments.

Subsequent to the year ended September 30, 2005, $41,383 of Promissory Notes were paid to holders for cash payments.

Accounts Payable:

Subsequent to the year ended September, 30, 2005, 3,000,000 shares of common stock were issued to Legal Consul to reduce debt for $60,000.

Shares to be Issued:

Subsequent to the year ended September 30, 2005, 24,995,000 shares of restricted common stock were issued for shares that were committed prior to year ended September 30, 2005;

Subsequent to the year ended September 30, 2005, 5,526,200 shares were committed to be issued for loan incentives.

Stock Issuance:

Subsequent to the year ended September 30, 2005, consultants were issued an aggregate total of 12,500,000 shares valued at $300,000 and employees were issued an aggregate total of 1,000,000 shares valued at $24,000.

Notes Receivable:

Subsequent to the year ended September 30, 2005, the Company amended a Promissory Note payable to the Company to increase loan amount to $31,000 from $21,000 and extend due date to February 28, 2006.  This note bears an interest rate of 10%.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

Directors and Executive Officers

The Directors and executive officers of Pop N Go, Inc. and their ages and positions are set forth below:

        Name                  Age           Title

        ------------          ---           ---------------------------

        Melvin Wyman          68            Chief Executive Officer,

                                            Secretary and Sole Director

MELVIN WYMAN is Chief Executive Officer and Sole Director. Dr. Wyman holds a BA and Ph.D. from the University of California, Los Angeles. He has over 21 years of experience in the design and marketing of specialty vending and video game products. He has served as the CEO of Pop N Go since the Company's inception in 1996. Prior to his involvement with Pop N Go, Dr. Wyman was the Director of US Operations for Sport Active, Inc. Sport Active is a Canadian based developer of an interactive game system developed for the hospitality industry.

ITEM 10.  EXECUTIVE COMPENSATION

Director Compensation

Our Directors do not receive any compensation for their services as Directors.

The following table reflects compensation paid or accrued during the indicated fiscal years, which end on September 30 of the indicated year with respect to compensation paid or accrued by Pop N Go, Inc.

SUMMARY COMPENSATION TABLE
Annual Compensation
Principal Position	Year	Salary	Bonus	Annual compensation	Restricted Stock	Underlying Securities
		$	$	$
Melvine Wyman	2005	96,000				N/A
Chief Executive Officer,	2004	96,000				N/A
Secretary and Sole Director	2003	150,000				N/A
	2002	150,000				N/A
	2001	150,000				N/A
	2000	150,000	6,000		111,000	N/A
	1999	120,000	6,000		83,250	N/A
	1998	96,000				N/A

(1) Does not include prerequisites and other personal benefits, securities or property if the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) ten percent of the combined salary and bonus for such person during the applicable year.  No stock options were granted to officers and directors during the Company's fiscal year ended September 30, 2005.

Employment Agreements

Consulting agreements with each of the officers (through their personal corporation or limited partnership), monthly compensation was reduced from $12,500 to $8,000 per month beginning on 10-1-03 for Melvin Wyman.

In addition to direct remuneration, Pop N Go reimburses all employees and consultants for business-related expenses, and does not provides medical insurance benefits.

Stock Option Plan

On August 31, 1998, the Board of Directors of Pop N Go, Inc. adopted a Stock Option Plan (the "Plan").  This Plan provides for the grant of Incentive Non- Qualified Stock Options to employees selected by the Board of Directors of Pop N Go, Inc.  On 9/30/04 100,000 Options were issued and on 9/30/05, 100,000 options were exercisable and due to expire on 12/31/05.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) of the Company as of September 30, 2005 (i) by each of the Company's directors and executive officers, (ii) all executive officers and directors as a group, and (iii) all persons known by the Company to own beneficially more than 5% of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

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

     3.02    Amendment to Articles of Incorporation of December 16, 2005

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

                                     POP N GO, INC.

Date: February 14, 2006      By: /s/ Melvin Wyman

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

Date: February 13, 2006