Form 10QSB
period 2005-12-31
POP N GO INC
filed 2006-03-16
CIK 1071819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-88837

(Commission file number)

POP N GO, INC.

(Exact name of small business issuer as specified in its charter)

Delaware                                                     95-4603172

(State or other jurisdiction Incorporated)     (I.R.S Employer Identification No.)

12429 East Putnam Street, Whittier, California 90602

 (Address of principal executive offices)

(562) 945-9351

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 3, 2006 –171,883,285 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No   [X]

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

POP N GO, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Consolidated Balance Sheet as of December 31, 2005 (unaudited)

2

Consolidated Statements of Operations for the

three months ended December 31, 2005 and 2004 (unaudited)

3

Consolidated Statements of Cash Flows for the

three months ended December 31, 2005 and 2004 (unaudited)

4

Notes to Consolidated Financial Statements (unaudited)

5

Item 2.

Management's Discussion and Analysis or Plan of Operations

19

Item 3.

Controls and Procedures

22

PART II.

OTHER INFORMATION

22

Item 1.

Legal Proceedings

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

Submission of Matters to a Vote of Security Holders

22

Item 5.

Other Information

22

Item 6.

Exhibits

23

SIGNATURES

23

PART I. FINANCIAL INFORMATION

ITEM 1.

The accompanying notes are an integral part of these unaudited consolidated financial statements

2

POP N GO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended	
	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)
SALES		
Equipment sales	$ 12,658	$ -
Revenue share income	17,712	4,569
TOTAL SALES	30,370	4,569
COST OF GOODS SOLD		
Cost of goods sold equipment	13,836	-
Cost of goods sold revenue share income	5,426	4,013
TOTAL COST OF REVENUES	19,262	4,013
GROSS PROFIT	11,108	556
OPERATING EXPENSES		
Selling, general and administrative	522,136	367,382
TOTAL OPERATING EXPENSES	522,136	367,382
LOSS FROM OPERATIONS	(511,028)	(366,826)
OTHER INCOME (EXPENSES):		
Interest expense and financing costs	(2,899,187)	(198,228)
Beneficial conversion feature	(97,719)	(76,911)
Change in fair value of warrant liability	959,995	-
Other	(8,780)	-
Recovery of equipment	-	2,059
Gain on sale of rental equipment	-	745
TOTAL OTHER INCOME (EXPENSE)	(2,045,691)	(272,335)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,556,719)	(639,161)
PROVISION FOR INCOME TAXES	-	800
NET LOSS	$ (2,556,719)	$ (639,961)
LOSS PER SHARE - BASIC AND DILUTED	$ (0.02)	$ (0.01)
WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUSTANDING - BASIC AND DILUTED	154,825,447	122,479,059

The accompanying notes are an integral part of these unaudited consolidated financial statements

3

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 2005, the Company (1) issued 8,899,225 shares of common stock for the conversion of $186,475 in debt; (2) issued 13,500,000 shares of common stock for services valued at $330,000; (3) issued 1,100,000 shares of common stock for a debt settlement; (4) issued 23,895,000 shares that the Company had previously committed to issue; and (5) recorded a beneficial feature of $216,412 related to the issuance of individual convertible notes.

The accompanying notes are an integral part of these unaudited consolidated financial statements

4

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pop N Go, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2005 included in the Company’s Annual Report on Form 10-KSB.  The results of the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year ending September 30, 2006.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Pop N Go, Inc. and its wholly-owned subsidiaries, Nuts To Go, Inc and Branax, LLC. All inter-company balances and transactions have been eliminated.

Net Loss per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

Prepaid Consulting

Prepaid consulting relates to amounts paid to consultants with the Company’s common stock.  The value of the consulting services are being expensed over the terms of the consulting agreements.

Issuance of Shares for Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment during the period ended December 31, 2005.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

inception.  The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations."

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  The Company has not evaluated the impact of this pronouncement its financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months ended December 31, 2005, the Company incurred a net loss of $2,556,719.  In addition, the Company's cash flow requirements have been met by issuing convertible debentures, and much of the Company's debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2005 consisted of the following:

Credit cards	$3,108
Warranty accrual	$13,813
Accrued consulting fees	$138,096
Accrued consulting fees - BRX	$72,000

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

Equipment repurchase agreements	$27,000
State income tax	$1,600
Other	$3,189

Total	$258,806

NOTE 4 - SHORT-TERM NOTES PAYABLE

A Short-term notes payable at December 31, 2005 consisted of the following:

Note payable dated May 2, 2000, bearing interest at 12% per annum and due in January 2001. This note payable is currently in default.	$222,192
Note payable dated June 26, 2001, bearing interest at 20% per annum and due June 26, 2002. This note payable is currently in default.	50,000
Note payable dated July 5, 2001, bearing interest at 15% per annum and due in September 2001. This note payable is currently in default.	8,076
Note payable dated April 3, 2000 assumed in acquisition of Branax, bearing interest at 12% per annum and due in July 2000. This note payable is currently in default.	15,000
Note payable dated December 29, 1998 assumed in acquisition of Branax, bearing interest at 7% per annum and due in March 1999. This note payable is currently in default.	28,083
Note payable dated December 18, 2000 assumed in acquisition of Branax, bearing interest at 8% per annum and due in January 2002. This note payable is currently in default.	3,000
Note payable dated April 15, 2002, bearing no interest and due in October 2004.	57,500
Note payable dated April 24, 2002, bearing no interest and due in September 2002. This note payable is currently in default.	8,000
Note payable dated February 22, 2002, bearing interest at 15% per annum and due in December 2002. This note payable is currently in default.	6,000

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003. This note payable is currently in default.	25,000
Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003. This note payable is currently in default.	10,000
Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003. This note payable is currently in default.	25,000
Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003. These notes payable are currently in default.	30,000
Note payable dated January 23, 2003, bearing interest of $3,000 plus $1,950 for 60 day renewal, due in June 2003. This note payable is currently in default.	15,000
Note payable dated October 10, 2002, bearing no interest, due on demand.	60,500
Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively, due in May 2003. These notes payable are currently in default.	45,000
Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default.	17,509
Note payable dated April 4, 2003, bearing interest at 10%, and due in June 2004. This note payable is currently in default.	15,000
Note payable dated December 9, 2003, bearing interest of $5,000 plus $5,000 for a 90 day renewal due June 2004.This note payable is currently in default.	30,000
Note payable dated December 17, 2003, bearing interest of $2,500 due in March 16, 2004. This note payable is currently in default.	15,000
Note payable dated December 18, 2003, bearing interest of $5,000 Plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	30,000

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

Note payable dated December 24, 2003, bearing interest of $5,000 due March 23, 2004. This note payable is currently in default.	30,000
Note payable dated January 29, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal due July 2004. This note payable is currently in default.	15,000
Note payable dated February 25, 2004, April 27, 2004 and June 8, bearing interest of $5,000, $1,250 and $2,500 due August 2004, July 2004 and October 2004, respectively. These note payables are currently in default.	37,500
Note payable dated March 11, 2004 and May 7, 2004, bearing interest of $1,250 and $1,250, due June 2004 and July 2004, respectively. These note payables are currently in default.	15,000
Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204. This note payable is currently in default.	15,000
Note payable dated May 3, 2004, bearing interest of $1,250.00, due August 1, 2004. This note is currently in default.	7,500
Note payable dated May 13, 1998, bearing interest at 15% per annum. This note is currently in default.	40,766
Note payable dated December 18, 2004, bearing interest of 15%, due June 16, 2005. This note is currently in default.	30,000

$906,626

During the three months ended December 31, 2005, the Company converted $35,000 of short-term debt to equity and converted a $350,000 short-term note into a convertible debenture.

NOTE 5- CONVERTIBLE DEBT

2000 Notes

During the year ended September 30, 2000, the Company raised capital through the placement of convertible promissory notes in the amount of $923,213.  The interest rates and due dates of the notes still outstanding at December 31, 2005 were as follows:

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

All of the 2000 notes are currently in default.

2001 Notes

During the year ended September 30, 2001, the Company raised capital through the placement of convertible promissory notes in the amount of $454,500.  The interest rates and due dates of the notes still outstanding at December 31, 2005 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$ 60,035	December 16, 2002	8%	65% MV
$285,752	October 1, 2001	15%	$0.02 - $0.05/share
Total $ 345,787

All of the 2001 notes are currently in default.

2002 Notes

During the year ended September 30, 2002, the Company raised capital through the placement of convertible promissory notes in the amount of $848,100.  The interest rates and due dates of the notes still outstanding at December 31, 2005 were as follows:

All of the 2002 notes are currently in default.

2003 Notes

During the year ended September 30, 2003, the Company raised capital through the placement of

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

convertible promissory notes in the amount of $402,250.  The interest rates and due dates of the notes still outstanding at December 31, 2005 were as follows:

2004 Notes

During the year ended September 30, 2004, the Company raised capital through the placement of convertible promissory notes in the amount of $1,053,500.  The interest rates and due dates of the notes still outstanding at December 31, 2005 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$180,000	September 20, 2004	18%	$0.015 - $0.02/share
$ 37,500	August 30, 2005	17%	$0.015 - $0.02/share
$215,000	October 24, 2004	15%	$0.015 - $0.02/share
$272,000	October 1, 2004	14%	$0.02/share
$ 70,000	October 1, 2004	13%	$0.015 - $0.02/share
$203,688	October 1, 2004	12%	$0.015 - $0.02/share
Total $978,188

The 2004 notes are currently in default.

2005 Notes

During the year ended September 30, 2005, the Company raised capital through the placement of convertible promissory notes in the amount of $1,123,476.  The interest rates and due dates of the notes still outstanding at December 31, 2005 were as follows:

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

2006 Notes

During the three months ended December 31, 2005, the Company raised capital through the placement of convertible promissory notes in the amount of $1,818,000.  The interest rates and due dates of the notes still outstanding at December 31, 2005 were as follows:

AMOUNT	DUE DATE BEGINNING		CONVERSION RATE RANGE
		INTEREST
		RATES
$12,000	October 3, 2006	12%	$0.02
$95,000	October 12, 2006	12%	$0.02
$5,000	October 13, 2006	12%	$0.02
$2,500	October 17, 2006	12%	$0.02
$2,500	October 17, 2006	12%	$0.02
$5,000	October 25, 2006	12%	$0.02
$3,000	October 6, 2006	12%	$0.02
$50,000	October 31, 2006	12%	$0.02
$5,000	October 3, 2006	12%	$0.02
$5,000	November 15, 2006	12%	$0.02
$100,000	November 18, 2006	12%	$0.02
$20,000	November 18, 2006	12%	$0.02
$10,000	November 28, 2006	12%	$0.02
$2,500	November 30, 2006	12%	$0.02
$10,000	December 1, 2006	12%	$0.02
$2,500	December 6, 2006	12%	$0.02
$2,500	December 7, 2006	12%	$0.02
$2,500	December 7, 2006	12%	$0.02
$2,500	December 7, 2006	12%	$0.02
$5,000	December 9, 2006	12%	$0.02
$5,000	December 12, 2006	12%	$0.02
$3,000	December 13, 2006	12%	$0.02
$10,000	December 15, 2006	12%	$0.02
$10,000	December 16, 2006	12%	$0.02
$25,000	December 16, 2006	12%	$0.02
$25,000	December 20, 2006	12%	$0.02
$25,000	December 27, 2006	12%	$0.02

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

$50,000	December 28, 2006	12%	$0.02
$10,000	December 21, 2006	12%	$0.02
$15,000	December 21, 2006	12%	$0.02
$30,000	December 23, 2006	12%	$0.02
$5,000	December 1, 2006	12%	$0.02
$50,000	December 28, 2006	12%	$0.02
$5,000	December 28, 2006	12%	$0.02
$5,000	December 5, 2006	12%	$0.02
$2,500	October 17, 2006	12%	$0.02
$700,000	November 16, 2008	12%	80% of Market
$500,000	December 21, 2008	12%	80% of Market
Total $1,818,000

On November 16, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”).  The terms of this agreement provide for the Company to issue up to $1,200,000 in convertible debentures to Cornell and to issue to Cornell a warrant to purchase 120,000,000 shares of the Company’s common stock for $0.01 per shares.  The convertible debentures can be converted into shares of the Company’s common stock at the option of Cornell at a conversion price of the lesser of $0.03 or 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date.  On November 16, 2005, the Company issued a convertible debenture to Cornell in the amount of $700,000 and on December 21, 2005, the Company issued another convertible debenture to Cornell in the amount of $500,000.  Also, on November 16, 2005, the Company issued a warrant to Cornell to purchase 120,000,000 shares of the Company’s common stock for $0.01 per share.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $300,000 at December 31, 2005 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at December 31, 2005 in the accompanying balance sheet with a fair value of $2,519,968.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 381% and expected term of five year.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $300,000 and $3,479,963, respectively.  The first $1,200,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $2,579,963 has been shown as financing costs in the accompanying statement of operations.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

General

The amounts raised and converted during the three months ended December 31, 2005 were as follows:

A summary of the convertible notes and related discounts is below:

	Current	Long-term	Total
Gross convertible debentures	$4,798,010	$1,200,000	$5,998,010
Debt discounts	(347,687)	(1,166,697)	(1,514,384)
Net	$4,450,323	$33,303	$4,483,626

NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock

During the three months ended December 31, 2005, the Company issued:

•

8,899,225 shares of common stock in exchange for debt totaling $186,475;

•

13,500,000 shares of common stock in exchange for services totaling $330,000;

•

1,100,000 shares of common stock in exchange for a debt settlement totaling $30,800;

•

23,895,000 shares that the Company previously committed to issue.

Also, during the three months December 31, 2005, the Company recorded $216,412 for beneficial conversion feature on the convention convertible notes.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

Stock to be Issued

During the three months ended December 31, 2005, the Company also committed to issue 1,281,000 shares for services rendered valued at $28,375 and 3,780,000 shares for loan incentives valued at $92,100.

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

A summary of committed stock at December 31, 2005 is as follows:

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

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

During the year ended September 30, 2004, 100,000 options were granted and these options expire on December 31, 2005.  As of December 31, 2005, there were no options outstanding under this plan.

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

On November 16, 2005, the Company issued a warrant to Cornell to purchase 120,000,000 shares of the Company’s common stock for $0.01 per share. The value of the warrant of $3,479,963 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 381% and expected term of five year.

The following table summarizes information about the warrants outstanding at December 31, 2005:

Note 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At December 31, 2005, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the quarter ended December 31, 2005, the company recorded imputed interest at 12%.

Accrued consulting fees- related party: Effective October 1, 2003, the Company entered into an agreement with Calblue, Inc, to have its President serve as the CEO of Pop N Go.  The agreement calls for payment of $8,000 per month. At December 31, 2005, the Company has accrued consulting expenses to shareholders amounting $399,765. The Company recorded $24,000 consulting fees in the three months ended December 31, 2005.

The Company also issued 4,000,000 shares to Calblue, Inc. during the quarter ended December 31, 2005. The fair market value of $96,000 of the shares has been recorded as a consulting expense in the accompanying statement of operations.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

NOTE 9 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings). During the quarter ended December 31, 2005, the Company did not operate flavoring segment.

The Company operates domestically as well as internationally.  The Company sells its machines to Australia, North America, Europe, Asia and South America.  The Company operates its revenue sharing program at this time domestically and currently has no long lived assets outside of the United States.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company:

•

raised $509,000 in new convertible debentures;

•

repaid in cash the principal on convertible debt of $29,226;

•

repaid in cash the principal on short term notes of $16,383.33.

•

transferred $50,000 plus accrued interest of $18,750 to a short term notes with terms to pay off principal debt by June 30, 2006 with an option to convert interest to restricted common stock or to extend the note for cash payment.

•

rolled interest of $21,768 into the renewal of a debenture that will expire on December 31, 2006.

•

issued individual warrant agreements for an aggregate total of 2,050,000 with a price of $0.01 and an aggregate total of 160,000 with a price of $0.02.

•

committed 31,000 shares of restricted common stock as loan incentives.

Item 2.

Management's Discussion and Analysis or Plan of Operations

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

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company's ability to continue as a going concern for the year ended September 30, 2005 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on a majority of its convertible debentures and short-term note payables. The Company owes delinquent payroll taxes of $155,729, which accrued prior to September 2002. Legal counsel is owed $137,950 for past due invoices as of September 2005 which is secured by a blanket security interest against all assets.

The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

The Company is exploring offshore manufacturing opportunities which could result in a 50% reduction in the cost of manufacturing popcorn vending machines. We expect to receive prototypes in March 2006.

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

Three Months Ended December 31, 2005 compared to the Three Months Ended December 31, 2004

The Company incurred a net loss of $2,556,719 for the three months ended December 31, 2005 as compared to a net loss of $639,961 for the three months ended December 31, 2004.  This loss represents a loss from operations of $489,008 and $366,826 for the three months ended December 31, 2005 and 2004, respectively.  The net loss also includes interest expense and financing costs and other income totaling $2,045,691 and $272,335 for the three months ended December 31, 2005 and 2004, respectively.

Total equipment sales for the three months ended December 31, 2005 were $12,658 as compared to zero in the prior three months. The Company’s focus is on expanding the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines. Total cost of goods sold for equipment sales was $13,836.  Equipment sold is reconditioned and due to costs of reconditioning and low profit margins on reconditioned equipment, the cost of goods sold exceeded equipment sales income.

Total revenue share income for the three months ended December 31, 2005 was $17,712 as compared to $4,569 for the three months ended December 31, 2004.  This represents an increase in revenue share income of 287% over the same period in the prior three months.  This increase was primarily due to the Company continuing to test schools and other venues that will maximize revenue sharing sales.

Our analysis of the market trend toward eating more healthy food has caused us to emphasize the placement of company owned machines. As a result, we expected revenue from the outright sale of machines to decline which had a material adverse effect on income for the three months ending 2006.

We are actively seeking vending and marketing partners to place our popcorn vending machines in high traffic schools and public access locations. We will share in the revenue stream from popcorn sales with the vending operator and location owner as long as the machines remain at the location.

Total cost of goods sold for revenue income for the three months ended December 31, 2005 was $5,426 as compared to $4,013 in the prior three months.  This increase was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the three months ended December 31, 2005, total general and administrative expenses were $522,136 as compared to $367,382 for the three months ended December 31, 2004.  This represents a 42% increase over the same period in the prior three months.  This increase was primarily due to stock issued/committed to be issued for services and loan incentives.

Interest and financing cost and beneficial conversion feature expenses increased from $275,139 for the three months ended December 31, 2004 to $2,996,906 for three months ended December 31, 2005.  The significant increase is due to a non-cash financing charge of $2,579,963 related to the convertible debt issued to Cornell Capital during the three months ended December 31, 2005.  We also recorded other income of $959,995 for the three months ended December 31, 2005 related to the change in the fair value of our warrant liability.  This liability relates to the fair value of the warrants issued with the Cornell Capital transaction.

Liquidity and Capital Resources

As of December 31, 2005, the Company had cash and cash equivalents of $725,200 as compared to cash and cash equivalents of $1,696 as of December 31, 2004.  At December 31, 2005, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($10,998,316) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($9,180,899) as of September 30, 2005.  This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes.

Net cash used in operating activities was $482,402 for three months ended December 31, 2005, as compared to the net cash of $357,763 used in operating activities for the three months ended December 31, 2004.

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

Note Receivable

On December 31, 2005, the Company has a receivable on a promissory note, amounting $32,023. The note bears an interest rate of 10% per annum.

Convertible Debentures and Promissory Notes

We are currently experiencing difficulties in meeting our debt obligations.  We have been able to generate cash through private placements of our common stock. However, as of December 31, 2005 we held $5,998,010 in convertible debentures.  We are in default on a majority of these convertible debentures.  We have short term notes in the amount of $906,626.  We are in default on a majority of these notes.  Due to our lack of cash flow, nearly all of the convertible debt placed prior to December 31, 2004 is currently in default. We plan to become current on these obligations by converting our debentures and promissory notes to common stock of the company and/or issuing long-term promissory notes. We have been in discussions with holders of over 80% these obligations. We expect to reach a repayment agreement with holders of a minimum of 80% of our debt (convertible debentures and promissory notes).

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

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.

Other Information

Not applicable

Item 6.

Exhibits

Regulation S-B Number	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company (5)
32.1	Section 906 Certification by Chief Executive Officer (5)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POP N GO, INC.

March 15, 2006

By:

/ s/ Melvin Wyman

Melvin Wyman

Chief Executive Officer and Sole Director

Exhibit 31.1

CERTIFICATIONS

I, Melvin Wyman,, Chief Executive Officer and Sole Director of Pop N Go, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Pop N Go, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 15, 2006

/s/ Melvin Wyman

Melvin Wyman

Chief Executive Officer and Sole Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pop N Go, Inc. (the “Company”) on Form 10-QSB for the quarter ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 15, 2006	By: /s/ Melvin Wyman
Melvin Wyman
Chief Executive Officer and Sole Director