Form 10QSB
period 2006-03-31
POP N GO INC
filed 2006-05-22
CIK 1071819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 18, 2006 – 171,833,284 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No   [X]

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

POP N GO, INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Consolidated Financial Statements (unaudited)

2

Consolidated Balance Sheet as of March 31, 2006 (unaudited)

2

Consolidated Statements of Operations for the

three and six months ended March 31, 2006 and 2005 (unaudited)

3

Consolidated Statements of Cash Flows for the

six months ended March 31, 2006 and 2005 (unaudited)

4

Notes to Consolidated Financial Statements (unaudited)

5

Item 2.

Management's Discussion and Analysis or Plan of Operations

6

Item 3.

Controls and Procedures

22

PART II.

OTHER INFORMATION

28

Item 1.

Legal Proceedings

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults Upon Senior Securities

28

Item 4.

Submission of Matters to a Vote of Security Holders

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

SIGNATURES

29

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2006, the Company (1) issued 8,899,225 shares of common stock for the conversion of $186,475 in debt; (2) issued 13,500,000 shares of common stock for services valued at $330,000; (3) issued 1,100,000 shares of common stock for a debt settlement of $30,800; (4) issued 23,895,000 shares that the Company had previously committed to issue; and (5) recorded a beneficial feature of $551,046 related to the issuance of individual convertible notes.

The accompanying notes are an integral part of these consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pop N Go, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2005 included in the Company’s Annual Report on Form 10-KSB.  The results of the six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending September 30, 2006.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At March 31, 2006, the Company had 132,265,000 warrants outstanding that were anti-dilutive.  In addition, the Company has convertible debentures that could be converted into 65,875,000 shares of the Company’s common stock.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Prepaid Consulting

Prepaid consulting relates to amounts paid to consultants with the Company’s common stock.  The value

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

of the consulting services is being expensed over the terms of the consulting agreements.

Issuance of Shares for Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment during the period ended March 31, 2006.

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

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

2.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.

Permits an entity to choose ‘Amortization method’ or  Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six months ended March 31, 2006, the Company incurred a net loss of $5,220,880.  In addition, the Company's cash flow requirements have been met by issuing convertible debentures, and much of the Company's debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

The Company has taken steps to reduce its manufacturing cost by manufacturing its popcorn machines in China and plans to reduce its operation cost.

NOTE 3 - ACCRUED LIABILITIES

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

Accrued liabilities at March 31, 2006 consisted of the following:

NOTE 4 - SHORT-TERM NOTES PAYABLE

A Short-term notes payable at March 31, 2006 consisted of the following:

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

Note payable dated April 24, 2002, bearing no interest and due in September 2002. This note payable is currently in default.	8,000
Note payable dated February 22, 2002, bearing interest at 15% per annum and due in December 2002. This note payable is currently in default.	4,000
Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003. This note payable is currently in default.	36,183
Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003. This note payable is currently in default.	10,000
Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003. This note payable is currently in default.	25,000
Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003. These notes payable are currently in default.	30,000
Note payable dated January 23, 2003, bearing interest of $3,000 plus $1,950 for 60 day renewal, due in June 2003. This note payable is currently in default.	15,000
Note payable dated October 10, 2002, bearing no interest, due on demand.	45,500
Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively, due in May 2003. These notes payable are currently in default.	45,000
Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default.	17,509
Note payable dated April 4, 2003, bearing interest at 10%, and due in June 2004. This note payable is currently in default.	14,277
Note payable dated December 9, 2003, bearing interest of $5,000 plus $5,000 for a 90 day renewal due June 2004.This note payable is currently in default.	30,000

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

Note payable dated December 17, 2003, bearing interest of $2,500 due in March 16, 2004. This note payable is currently in default.	15,000
Note payable dated December 18, 2003, bearing interest of $5,000 Plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	29,340
Note payable dated December 24, 2003, bearing interest of $5,000 due March 23, 2004. This note payable is currently in default.	30,000
Note payable dated January 29, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal due July 2004. This note payable is currently in default.	15,000
Note payable dated February 25, 2004, April 27, 2004 and June 8, bearing interest of $5,000, $1,250 and $2,500 due August 2004, July 2004 and October 2004, respectively. These note payables are currently in default.	37,500
Note payable dated March 11, 2004 and May 7, 2004, bearing interest of $1,250 and $1,250, due June 2004 and July 2004, respectively. These note payables are currently in default.	15,000
Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204. This note payable is currently in default.	14,730
Note payable dated May 3, 2004, bearing interest of $1,250.00, due August 1, 2004. This note is currently in default.	7,500
Note payable dated May 13, 1998, bearing interest at 15% per annum. This note is currently in default.	40,766
Note payable dated December 18, 2004, bearing interest of 15%, due June 16, 2005. This note is currently in default.	30,000
Note payable, bearing interest of 15%	60,604
Note payable dated January 1, 2006, bearing interest of 15%, due June 30, 2006.	53,750
$1,013,510

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

During the six months ended March 31, 2006, the Company converted $35,000 of short-term debt to equity and converted a $350,000 short-term note into a convertible debenture.

NOTE 5- CONVERTIBLE DEBT

2000 Notes

During the year ended September 30, 2000, the Company raised capital through the placement of convertible promissory notes in the amount of $923,213.  The interest rates and due dates of the notes still outstanding at March 31, 2006 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$ 709,609	October 1, 2000	15%	$0.05 - $1.40/share
Total $ 709,609

All of the 2000 notes are currently in default.

2001 Notes

During the year ended September 30, 2001, the Company raised capital through the placement of convertible promissory notes in the amount of $454,500.  The interest rates and due dates of the notes still outstanding at March 31, 2006 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$285,752	October 1, 2001	15%	$0.02 - $0.05/share
Total $ 285,752

All of the 2001 notes are currently in default.

2002 Notes

During the year ended September 30, 2002, the Company raised capital through the placement of convertible promissory notes in the amount of $848,100.  The interest rates and due dates of the notes still outstanding at March 31, 2006 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$ 24,000	October 19, 2002	18%	$0.03 - $0.035/share
$ 24,000	July 3, 2004	17%	$0.10/share
$ 464,500	September 30, 2004	15%	$0.025-$0.25/share
$ 11,000	December 11, 2002	12%	$0.02/share

$ 255,000	May 7, 2004		$.016 - $0.05/share
Total $ 778,500		12%

All of the 2002 notes are currently in default.

2003 Notes

During the year ended September 30, 2003, the Company raised capital through the placement of convertible promissory notes in the amount of $402,250.  The interest rates and due dates of the notes still outstanding at March 31, 2006 were as follows:

2004 Notes

During the year ended September 30, 2004, the Company raised capital through the placement of convertible promissory notes in the amount of $1,053,500.  The interest rates and due dates of the notes still outstanding at March 31, 2006 were as follows:

The 2004 notes are currently in default.

2005 Notes

During the year ended September 30, 2005, the Company raised capital through the placement of convertible promissory notes in the amount of $1,123,476.  The interest rates and due dates of the notes still outstanding at March 31, 2006 were as follows:

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

2006 Notes

During the six months ended March 31, 2006, the Company raised capital through the placement of convertible promissory notes in the amount of $2,460,268.  The interest rates and due dates of the notes still outstanding at March 31, 2006 were as follows:

AMOUNT	DATE	INTEREST RATE	CONVERSION PRICE

$ 5,000	October 3, 2005	12%	$ 0.02
$ 12,000	October 3, 2005	12%	$ 0.02
$ 3,000	October 6, 2005	12%	$ 0.02
$ 95,000	October 12, 2005	12%	$ 0.02
$ 5,000	October 13, 2005	12%	$ 0.02
$ 2,500	October 17, 2005	12%	$ 0.02
$ 2,500	October 17, 2005	12%	$ 0.02
$ 2,500	October 17, 2005	12%	$ 0.02
$ 5,000	October 25, 2005	12%	$ 0.02
$ 50,000	October 31, 2005	12%	$ 0.02
$ 5,000	November 15, 2005	12%	$ 0.02
$ 20,000	November 18, 2005	12%	$ 0.02
$ 50,000	November 18, 2005	12%	$ 0.02
$ 10,000	November 28, 2005	12%	$ 0.02
$ 2,500	November 30, 2005	12%	$ 0.02
$ 10,000	December 1, 2005	12%	$ 0.02
$ 5,000	December 2, 2005	12%	$ 0.02
$ 50,000	December 5, 2005	12%	$ 0.02
$ 2,500	December 6, 2005	12%	$ 0.02
$ 2,500	December 7, 2005	12%	$ 0.02
$ 2,500	December 7, 2005	12%	$ 0.02
$ 2,500	December 7, 2005	12%	$ 0.02
$ 5,000	December 9, 2005	12%	$ 0.02
$ 5,000	December 12, 2005	12%	$ 0.02
$ 10,000	December 12, 2005	12%	$ 0.02

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

$ 3,000	December 13, 2005	12%	$ 0.02
$ 10,000	December 16, 2005	12%	$ 0.02
$ 25,000	December 16, 2005	12%	$ 0.02
$ 25,000	December 20, 2005	12%	$ 0.02
$ 50,000	December 20, 2005	12%	$ 0.02
$ 10,000	December 21, 2005	12%	$ 0.02
$ 15,000	December 21, 2005	12%	$ 0.02
$ 5,000	December 23, 2005	12%	$ 0.02
$ 30,000	December 23, 2005	12%	$ 0.02
$ 5,000	December 28, 2005	12%	$ 0.02
$ 50,000	December 28, 2005	12%	$ 0.02
$ 21,768	December 31, 2005	12%	$ 0.02
$ 2,500	January 1, 2006	12%	$ 0.02
$ 5,000	January 1, 2006	12%	$ 0.02
$ 15,000	January 1, 2006	12%	$ 0.02
$ 30,000	January 1, 2006	12%	$ 0.02
$ 5,000	January 3, 2006	12%	$ 0.02
$ 10,000	January 4, 2006	12%	$ 0.02
$ 20,000	January 4, 2006	12%	$ 0.02
$ 25,000	January 6, 2006	12%	$ 0.02
$ 10,000	January 12, 2006	12%	$ 0.02
$ 5,000	January 13, 2006	12%	$ 0.02
$ 10,000	January 13, 2006	12%	$ 0.02
$ 10,000	January 13, 2006	12%	$ 0.02
$ 10,000	January 13, 2006	12%	$ 0.02
$ 6,000	January 16, 2006	12%	$ 0.02
$ 10,000	January 19, 2006	12%	$ 0.02
$ 10,000	January 23, 2006	12%	$ 0.02
$ 10,000	January 25, 2006	12%	$ 0.02
$ 10,000	January 25, 2006	12%	$ 0.02
$ 5,000	January 27, 2006	12%	$ 0.02
$ 5,000	January 27, 2006	12%	$ 0.02
$ 100,000	January 31, 2006	12%	$ 0.02
$ 20,000	February 1, 2006	12%	$ 0.02
$ 25,000	February 1, 2006	12%	$ 0.02
$ 2,500	February 6, 2006	12%	$ 0.02
$ 5,000	February 7, 2006	12%	$ 0.02
$ 10,000	February 7, 2006	12%	$ 0.02
$ 7,000	February 8, 2006	12%	$ 0.02
$ 15,000	February 8, 2006	12%	$ 0.02
$ 5,000	February 9, 2006	12%	$ 0.02
$ 20,000	February 20, 2006	12%	$ 0.02
$ 4,000	February 21, 2006	12%	$ 0.02
$ 5,000	February 21, 2006	12%	$ 0.02
$ 5,000	February 22, 2006	12%	$ 0.02
$ 20,000	February 23, 2006	12%	$ 0.02
$ 2,000	February 24, 2006	12%	$ 0.02
$ 10,000	February 24, 2006	12%	$ 0.02

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

$ 10,000	February 24, 2006	12%	$ 0.02
$ 40,000	March 2, 2006	12%	$ 0.02
$ 5,000	March 6, 2006	12%	$ 0.02
$ 5,000	March 10, 2006	12%	$ 0.02
$ 5,000	March 10, 2006	12%	$ 0.02
$ 15,000	March 14, 2006	12%	$ 0.02
$ 5,000	March 15, 2006	12%	$ 0.02
$ 2,500	March 16, 2006	12%	$ 0.02
$ 40,000	March 16, 2006	12%	$ 0.02
$ 2,000	March 20, 2006	12%	$ 0.02
$ 7,000	March 20, 2006	12%	$ 0.02
$ 5,000	March 26, 2006	12%	$ 0.02
$ 5,000	March 28, 2006	12%	$ 0.02
$ 20,000	March 29, 2006	12%	$ 0.02
$ 10,000	March 31, 2006	12%	$ 0.02
$700,000	November 16, 2005	12%	80% of Market
$500,000	December 21, 2008	12%	80% of Market

$2,460,268

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

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $300,000 at March 31, 2006 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at March 31, 2006 in the accompanying balance sheet with a fair value of $3,959,936.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 381% and expected term of five year.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

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

General

The amounts raised and converted during the six months ended March 31, 2006 were as follows:

A summary of the convertible notes and related discounts is below:

	Current	Long-term	Total
Gross convertible debentures	$5,299,391	$1,200,000	$6,499,391
Debt discounts	(496,516)	(1,068,157)	(1,564,673)
Net	$4,802,875	$131,843	$4,934,718

NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock

During the six months ended March 31, 2006, the Company issued:

•

8,899,225 shares of common stock in exchange for debt totaling $186,475;

•

13,500,000 shares of common stock in exchange for services totaling $330,000;

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

•

1,100,000 shares of common stock in exchange for a debt settlement totaling $30,800;

•

23,895,000 shares that the Company previously committed to issue.

Also, during the six months March 31, 2006, the Company recorded $551,046 for beneficial conversion feature on the convention convertible notes.

Stock to be Issued

During the six months ended March 31, 2006, the Company also committed to issue 8,481,000 shares for services rendered valued at $172,775, 8,330,000 shares for loan incentives valued at $188,970; 1,000,000 shares for $18,000 in cash, and 857,358 shares for finders fees valued at $21,800.

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

A summary of committed stock at March 31, 2006 is as follows:

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

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

During the year ended September 30, 2004, 100,000 options were granted and these options expire on December 31, 2005.  As of March 31, 2006, there were no options outstanding under this plan.

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

In February and March 2006, the Company issued a total of 2,560,000 warrants as loan incentives to purchase shares of the Company’s common stock for $0.01- $0.02 per share. The value of the warrants of $47,738 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5%, volatility of 222% and expected term of one year.

The following table summarizes information about the warrants outstanding at March 31, 2006:

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At March 31, 2006, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the quarter ended March 31, 2006, the company recorded imputed interest at 12%.

Accrued consulting fees- related party: Effective October 1, 2003, the Company entered into an agreement with Calblue, Inc, to have its President serve as the CEO of Pop N Go.  The agreement calls for payment of $8,000 per month. At March 31, 2006, the Company has accrued consulting expenses to shareholders amounting $364,151. The Company recorded $48,000 consulting fees in the six months ended March 31, 2006. The Company also issued 4,000,000 shares to Calblue, Inc. during the quarter ended December 31, 2005. The fair market value of $96,000 of the shares has been recorded as a consulting expense in the accompanying statement of operations.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 9 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings). During the six months ended March 31, 2006, the Company did not operate flavoring segment.

The Company operates domestically as well as internationally.  The Company sells its machines to Australia, North America, Europe, Asia and South America.  The Company operates its revenue sharing program at this time domestically and currently has no long lived assets outside of the United States.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company received $995,805 from the sale of new debentures.

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

The Company has started to manufacture its popcorn machines in Shanghai, China which will result in a significant cost savings and increase production capacity to 1,000 machines per month. We expect to receive an initial shipment of 200 machines in August 2006.  The Company has concluded successful pilot programs in several school districts and, as a result, the Company expects to place its popcorn machines in middle schools and high schools at the start of the school year in September 2006. The new requirement for healthy snacks in many school districts has resulted in a significant increase in demand for the Company’s hot air popcorn vending machines.  The Company is also testing its machines with an international foodservice provider in corporate cafeterias and with a national drugstore chain. The Company expects the nationwide trend toward healthy eating to play a major role in driving the demand for its popcorn machines.

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

Three Months Ended March 31, 2006 compared to the Three Months Ended December 31, 2005

The Company incurred a net loss of $2,664,161 for the three months ended March 31, 2006 as compared to a net loss of $281,828 for the three months ended December 31, 2005.  This loss represents a loss from operations of $490,200 and $290,664 for the three months ended March 31, 2006 and 2005, respectively.  The net loss also includes interest expense and financing costs and other income totaling $2,173,961 and $260,113 for the three months ended March 31, 2006 and 2005, respectively.

Total equipment sales for the three months ended March 31, 2006 were $10,885 as compared to zero for the three months ended March 31, 2005. The Company’s focus is on expanding the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines. Total cost of goods sold for equipment sales was $9,272.  Equipment sold is reconditioned and due to costs of reconditioning and low profit margins on reconditioned equipment, the cost of goods sold exceeded equipment sales income.

Total revenue share income for the three months ended March 31, 2006 was $17,441 as compared to $3,595 for the three months ended March 31, 2005.  This represents an increase in revenue share income of 385% over the three months ended March 31, 2005.  This increase was primarily due to the Company continuing to test schools and other venues that will maximize revenue sharing sales.

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

Total cost of goods sold for revenue share income for the three months ended March 31, 2006 was $3,891 as compared to $2,431 for the three months ended March 31, 2005.  This increase was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the three months ended March 31, 2006, total general and administrative expenses were $505,363 as compared to $291,828 for the three months ended March 31, 2005.  This represents a 73% increase over the same period in the prior three months.  This increase was primarily due to stock issued/committed to be issued for services and loan incentives.

Interest and financing cost and beneficial conversion feature expenses increased from $260,113 for the three months ended March 31, 2005 to $709,120 for three months ended March 31, 2006.  We also recorded other expense of $1,464,841 for the three months ended March 31, 2006 related to the change in the fair value of our warrant liability.  This liability principally relates to the fair value of the warrants issued with the Cornell Capital transaction.

Six Months Ended March 31, 2006 compared to the Six Months Ended December 31, 2005

The Company incurred a net loss of $5,220,880 for the six months ended March 31, 2006 as compared to a net loss of $1,193,137 for the six months ended December 31, 2005.  This loss represents a loss from operations of $1,001,228 and $658,290 for the six months ended March 31, 2006 and 2005, respectively.  The net loss also includes interest expense and financing costs and other income totaling $4,219,652 and $532,447 for the six months ended March 31, 2006 and 2005, respectively.

Total equipment sales for the six months ended March 31, 2006 were $23,543 as compared to zero for the six months ended March 31, 2005. The Company’s focus is on expanding the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines. Total cost of goods sold for equipment sales was $23,108.  Equipment sold is reconditioned and due to costs of reconditioning and low profit margins on reconditioned equipment, the cost of goods sold exceeded equipment sales income.

Total revenue share income for the six months ended March 31, 2006 was $35,153 as compared to $8,164 for the six months ended March 31, 2005.  This represents an increase in revenue share income of 331% over the six months ended March 31, 2005.  This increase was primarily due to the Company continuing to test schools and other venues that will maximize revenue sharing sales.

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

Total cost of goods sold for revenue share income for the six months ended March 31, 2006 was $9,317 as compared to $6,444 for the six months ended March 31, 2005.  This increase was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the six months ended March 31, 2006, total general and administrative expenses were $1,027,499 as compared to $660,010 for the six months ended March 31, 2005.  This represents a 56% increase over the same period in the prior six months.  This increase was primarily due to stock issued/committed to be issued for services and loan incentives.

Interest and financing cost and beneficial conversion feature expenses increased from $535,251 for the six months ended March 31, 2005 to $3,706,026 for six months ended March 31, 2006.  The significant increase is due to a non-cash financing charge of $2,579,963 related to the convertible debt issued to Cornell Capital during the six months ended March 31, 2006.  We also recorded other expense of $504,846 for the six months ended March 31, 2006 related to the change in the fair value of our warrant liability.  This liability principally relates to the fair value of the warrants issued with the Cornell Capital transaction.

Liquidity and Capital Resources

As of March 31, 2006, the Company had cash and cash equivalents of $492,199 as compared to cash and cash equivalents of $1,696 as of September 30, 2005.  At March 31, 2006, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($13,148,153) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($9,180,899) as of September 30, 2005.  This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes.

Net cash used in operating activities was $1,130,570 for six months ended March 31, 2006, as compared to the net cash of $616,750 used in operating activities for the six months ended March 31, 2005.

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

Note Receivable

On March 31, 2006, the Company has a receivable on a promissory note, amounting $52,023. The note bears an interest rate of 10% per annum.

Convertible Debentures and Promissory Notes

We are currently experiencing difficulties in meeting our debt obligations.  We have been able to generate cash through private placements of our common stock. However, as of March 31, 2006 we held $6,499,391 in convertible debentures.  We are in default on a majority of these convertible debentures.  We have short term notes in the amount of $1,013,510.  We are in default on a majority of these notes.  Due to our lack of cash flow, nearly all of the convertible debt placed prior to March 31, 2005 is currently in default. We plan to become current on these obligations by converting our debentures and promissory notes to common stock of the company and/or issuing long-term promissory notes. We have been in discussions with holders of over 80% these obligations. We expect to reach a repayment agreement with holders of a minimum of 80% of our debt (convertible debentures and promissory notes).

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

May 22, 2006

By:

/ s/ Melvin Wyman

Melvin Wyman

Chief Executive Officer and Sole Director