Form 10QSB/A
period 2006-03-31
POP N GO INC
filed 2006-05-23
CIK 1071819

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

Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005

The Company incurred a net loss of $2,664,161 for the three months ended March 31, 2006 as compared to a net loss of $550,777 for the three months ended March 31, 2005.  This loss represents a loss from operations of $487,800 and $290,664 for the three months ended March 31, 2006 and 2005, respectively.  The net loss also includes interest expense and financing costs and other income totaling $2,173,961 and $260,113 for the three months ended March 31, 2006 and 2005, respectively.

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

Total operating expenses consist primarily of general and administrative expenses. For the three months ended March 31, 2006, total general and administrative expenses were $502,963 as compared to $291,828 for the three months ended March 31, 2005.  This represents a 73% increase over the same period in the prior three months.  This increase was primarily due to stock issued/committed to be issued for services and loan incentives.

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

Six Months Ended March 31, 2006 compared to the Six Months Ended March 31, 2005

The Company incurred a net loss of $5,220,880 for the six months ended March 31, 2006 as compared to a net loss of $1,193,137 for the six months ended March 31, 2005.  This loss represents a loss from operations of $998,828 and $658,290 for the six months ended March 31, 2006 and 2005, respectively.  The net loss also includes interest expense and financing costs and other income totaling $4,219,652 and $532,447 for the six months ended March 31, 2006 and 2005, respectively.

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

Total operating expenses consist primarily of general and administrative expenses. For the six months ended March 31, 2006, total general and administrative expenses were $1,025,099 as compared to $660,010 for the six months ended March 31, 2005.  This represents a 56% increase over the same period in the prior six months.  This increase was primarily due to stock issued/committed to be issued for services and loan incentives.

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

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.

Other Information

Not applicable

Item 6.

Exhibits

Regulation S-B Number	Exhibit
31.1	Amended Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company (5)
32.1	Amended Section 906 Certification by Chief Executive Officer (5)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

POP N GO, INC.

May 23, 2006

By:

/ s/ Melvin Wyman

Melvin Wyman

Chief Executive Officer and Sole Director