Form 10KSB/A
period 2005-09-30
POP N GO INC
filed 2006-06-02
CIK 1071819

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB A

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

COMMISSION FILE NUMBER 33-88837

POP N GO, INC.

(Name of Small Business Issuer in its Charter)

Delaware	95-4603172
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)
12429 East Putnam Street
Whittier, California 90602
(Address of principal executive offices) (Zip Code)
(562) 945-9351
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:  None

Name of exchange on which registered:  None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not intended in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

State issuer’s revenues for its most recent fiscal year: 45,303.

The number of shares outstanding of the issuer’s Common Stock as of December 31, 2005, was 171,883,285 shares.

The aggregate market value of the Common Stock (Shares) held by non-affiliates, based on the closing market price ($0.021) of the Common Stock as of December 31, 2005 was $3,609,549.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]   No   [X]

TABLE OF CONTENTS

                                                                                                                  Page

PART I

3

ITEM 1.  DESCRIPTION OF BUSINESS

3

ITEM 2.  DESCRIPTION OF PROPERTY

6

ITEM 3.  LEGAL PROCEEDINGS

6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

7

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

43

ITEM 7.  FINANCIAL STATEMENTS

47

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

68

ITEM 8A.  CONTROLS AND PROCEDURES

68

ITEM 8B.  OTHER INFORMATION

68

PART III

69

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

69

ITEM 10. EXECUTIVE COMPENSATION

69

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

70

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

72

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

72

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

75

SIGNATURES

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Of The Company - General

A.   General

The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes thereto, contained elsewhere in this Report.  This Report contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Unless the context otherwise requires, the term “Company” refers to Pop N Go, Inc.

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

The Company acquired all of the outstanding shares of Nuts to Go, Inc. in February of 1998 and thereby technology under development for a hot nuts vending machine, which management intends to be the Company’s second vending machine product. The Company has carried on development of this technology in Pop N Go, Inc. Nuts to Go, Inc. is currently an inactive subsidiary without assets or activities. The Company estimates, although it cannot assure, that it may introduce this second product, the “Hot Nuts” vending machine, during the fourth quarter of 2006.

In July 1998, the Company amended its Articles of Incorporation to split its outstanding stock on an 1850 for one basis (all share numbers set forth herein are on the basis of post split shares).

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

B.   Products

Pop N Go is a unique hot air based popcorn vending machine that delivers a fresh cup of popcorn on demand, with butter flavoring. Pop N Go contains the Company’s proprietary microprocessor technology, which provides a closed-loop feedback popping process, and generates an audit trail for each cup vended. The attractive design is geared for the retail environment in an effort to generate a higher volume of cups sold than in a traditional vending environment.

The popcorn unit has a moving color LED display that instructs the customer on how to use the vending machine, neon lights, and an open “see-through” cooking system that allows the customer to watch and take in the aroma as the machine pops the popcorn on demand. The neon lights and a moving color LED display provide for maximum visibility and customer entertainment. The 46 ounce cup of popcorn is popped with hot air during a two- minute vend cycle, and the customer has a choice of oil-free or butter-flavored popcorn. The latter is sprayed with butter-flavored oil during the pop cycle.

Pop N Go can be operated in automatic vend mode, manual mode or via remote control in manual locations where the machine is not located in close proximity to the cashier. It is available in counter top or floor models. Both models feature a napkin and salt dispenser and a waste drawer. The vender features fully programmable system parameters, including cook time, temperature and butter dispenser. All subsystems can be easily removed for cleaning and maintenance. The machine’s computerized audit system allows for easy access to vend history.

To install the machine, the operator need only remove the fully assembled unit from its box, and plug it in at a location. Once the operator stocks the unit with popcorn and flavoring and has verified the kernel and flavoring dispenser level, he or she must only restock the machine every 100 vends.

The Company’s focus on serving the general public in addition to the office and factory workplace expands the market for fresh popped popcorn significantly.

In addition to the United States, where the Company has revenue share programs in schools, military bases and shopping malls, the Company also has targeted the international market for the sale of popcorn units. The Company has shipped machines to Mexico, Canada, China, Cyprus, Korea, Lebanon, Venezuela, Australia and Israel.

C.   The Market

Vending is estimated to be a $30 billion industry according to the trade publication “2002 Vending Times”, and worldwide popcorn sales are in excess of 1 billion pounds annually according to the 1998 Popcorn Institute estimate. Management believes the ability to deliver hot fresh popcorn popped right in front of the customer with all of the smell and sound of fresh popping corn presents a powerful attract mode to the consumer. The vend price of $1 for a 46 ounce cup of popcorn represents significant value to the consumer and allows the owner/operator to net up to $0.80 for each cup vended, before paying any location commissions.

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

These traditional ways of serving popcorn are the major competition for Pop N Go’s popcorn machine. These methods do not allow for delivery of a fresh cup popped on demand in an oil free manner.

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

The Company will face significant risks as a result of its international operations which may include regulatory delays or disapprovals, exchange rate fluctuations which will make it more difficult for foreign buyers to buy the Company’s equipment if local currencies are devalued, expenses and delays due to political instabilities, changes in local tariffs and foreign distributors failing to fulfill purchase commitments.

G.   Inventory

The company subcontracts out the manufacture of its circuit boards and other parts of the popcorn unit to outside manufacturers who produce parts to its specifications. Parts inventories consist primarily of small parts and supplies to be used in the manufacturing process of machines held for resale.  Parts are valued at the lower of cost or market. Cost is determined by the first-in, first-out (”FIFO”) method.

H.   Intangible Assets

Intangible assets consist primarily of consulting agreements and non-compete agreements acquired in connection with the acquisition of Branax, LLC.

I.    Research And Development

The Company has continued to refine, retrofit, and improve the popcorn unit, and the unit’s overall production and manufacturing processes. The Company has also under development for some years its Hot Nuts Machine. The Company is exploring the possible development of other food service and vending machines in the future.

J.    Seasonal Factors

The consumption of popcorn is not subject to seasonality except in those locations that are dependent on tourism for much of their business.

K.    Employees

Pop N Go has three full time employees and five independent contractors. None of its employees belong to a union.

L.    Government Regulations

Although the Company believes there are no government regulations, which apply to the mechanical electrical safety aspects of Pop N Go machines, the Company has obtained certification for the European Community (“EC”) and for Mexico, Normas Officialese Mexicana (“NOM”). The Company has obtained listing with Underwriters Laboratory (“UL”) for the United States and with Canadian Underwriters Laboratory (“CUL”).

Going Concern

Our financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our independent auditor, Kabani & Company, has expressed substantial doubt as to our ability to continue as a going concern.  As shown in the financial statements, during the fiscal years ended September 30, 2005 and 2004, we have incurred losses of $2,533,153 and $2,985,708, respectively.  In addition, our cash flow requirements have been met through private placements of our common stock.  Because we continue to incur losses much of our debt is currently in default. As of December 31, 2005 we have $5,973,010 in convertible debentures.  We are in default in the repayment of principal on approximately $3,427,017 or 57.38% of these convertible debentures.  We also have $1,126,893 in promissory notes.  We are in default in the repayment of principal on approximately all of these notes as of December 31, 2005.

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

The Company rents its Whittier office and manufacturing facility at a rent of $1,500.00 per month plus $300 for utility costs, pursuant to a lease, which expired on January 1, 2005 and thereafter became a month to month lease.  The Company believes it is paying at or below market rates for the facility. Management believes that other comparable space is available at similar rent and terms should the Company be required to move to another location.

ITEM 3.  LEGAL PROCEEDINGS

A debenture holder filed a lawsuit against the Company for breach of promissory notes.  The amount of this claim was $57,000.  The Company agreed to pay $130,000 in settlement by paying in monthly installments.  The claim was paid in full in February 2005.

A lawsuit was filed by a former employee of the Company in July 2004.  The lawsuit seeks damages for $117,179 based on the breach of contract.  The lawsuit was subsequently settled for $80,000 on October 14, 2005.  The company agreed to pay monthly payments and expect to pay in full by June 30, 2006.

A lawsuit was filed against the Company and an officer of the Company arising from a settlement agreement entered into by the officer to resolve a lawsuit filed in April 1996 which was prior to the formation of Pop N Go.  Pop N Go was not a party to the lawsuit or the stipulated judgment that resolved the case.  Pop N Go’s initial demurrer was sustained by the court and was subsequently dismissed on April 14, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 2005, shareholders of the Company holding more than 50% of the Company’s outstanding common stock, acted by written consent and without a shareholders’ meeting and without a proxy solicitation, to amend the Articles of Incorporation to increase authorized capital from 300,000,000 shares of common stock, $0.001 par value, to 900,000,000 shares of common stock, $0.001 par value. Subsequently, on December 16, 2005, an amendment was filed to the Company’s Articles of Incorporation, so increasing its authorized common stock.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Net Tangible Book Value Per Share

As of September 30, 2005, the net tangible book value of our common stock was ($9,180,899) or ($0.07) per share of common stock, based upon 124,489,060 shares outstanding. “Net tangible book value” per share represents the amount of our total tangible assets reduced by our total liabilities divided by the number of shares of common stock outstanding.

Market Price Of The Common Stock

As of the date of this Report, our common stock is traded in the Over-the-Counter Bulletin Board (“OTCBB”) market under the symbol “POPN”, and has traded publicly on the OTCBB since June 26, 2000.  Prior to that time, from April 26, 1999 through June 25, 2000, our stock was traded in the “Pink Sheets” market.

The following table presents the range of the high and low net sale prices and estimated average daily volume information for our common stock for the periods indicated, which information was provided by the NASDAQ Stock Market, Inc. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

YEAR 2004	High Bid	Low Bid
Quarter Ended March 31, 2004	$0.018	$0.007
Quarter Ended June 30, 2004	$0.040	$0.015
Quarter Ended September 30, 2004	$0.032	$0.018
Quarter Ended December 31, 2004	$0.025	$0.011

YEAR 2005	High Bid	Low Bid
Quarter Ended March 31, 2005	$0.030	$0.0101
Quarter Ended June 30, 2005	$0.028	$0.014
Quarter Ended September 30, 2005	$0.026	$0.013
Quarter Ended December 31, 2005	$0.028	$0.017

YEAR 2006	High Bid	Low Bid
Quarter Ended March 31, 2006	$0.032	$0.017

Records of our stock transfer agent indicate that as of September 30, 2005, there were 663 record holders of our common stock.

Dividend Policy

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

During the past three years, the Company has sold the following securities without registering the securities under the Securities Act of 1933, as amended.

Date	Title & Amount of Securities	Principal Underwriters	Nature & Amount of Consideration	Underwriting Discounts & Commissions	Exemption Relied Upon
10/02/03	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/06/03	Convertible Debenture $50,000	None	Combines previous cash investments of $30,000 and additional $20,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/07/03	Warrant 100,000 Shares	None	Investment Incentive $0.01 per share	None	4(2)
10/12/03	Stock Option 100,000 Shares	None	Employee Incentive $0.01 per share	None	4(2)
10/14/03	Convertible Debenture $2,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/15/03	Convertible Debenture $10,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/17/03	Convertible Debenture $25,000	None	Combines previous cash investments of $15,000 and additional $10,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/23/03	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.015 per share of common stock of common stock	None	4(2)

10/24/03	Convertible Debenture $25,000	None	Combines previous cash investments of $20,000 and additional $5,000 investment, earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/27/03	Convertible Debenture $70,000	None	Combines previous cash investments of $50,000 and additional $20,000 investment, earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/05/03	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/07/03	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.015 per share of common stock	None	4(2)
11/17/03	Convertible Debenture $3,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/17/03	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/19/03	Common Stock 3,000,000 Shares	None	Services Rendered $30,000 Consultants	None	4(2)
11/21/03	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/24/03	Common Stock 2,666,666 Shares	None	Conversion of Convertible Debentures $40,000	None	4(2)

12/02/03	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/03/03	Convertible Debenture $2,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/03/03	Convertible Debenture $1,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/05/03	Promissory Note 10,000	None	Short Term Note for cash with fixed interest of $1,750 and 200,000 Shares of Common Stock	None	4(2)
12/08/03	Promissory Note 15,000	None	Short Term Note for cash with fixed interest of $2,500 and 250,000 Shares of Common Stock	None	4(2)
12/09/03	Promissory Note 30,000	None	Short Term Note for cash with fixed interest of $5,000 and 1,000,000 Shares of Common Stock	None	4(2)
12/17/03	Promissory Note 15,000	None	Short Term Note for cash with fixed interest of $2,500 and 250,000 Shares of Common Stock	None	4(2)
12/18/03	Promissory Note 30,000	None	Short Term Note for cash with fixed interest of $5,000 and 1,000,000 Shares of Common Stock	None	4(2)
12/19/03	Convertible Debenture $2,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

12/24/03	Promissory Note 30,000	None	Short Term Note for cash with fixed interest of $5,000 and 1,000,000 Shares of Common Stock	None	4(2)
01/19/04	Convertible Debenture $20,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/27/04	Promissory Note 20,000	None	Short Term Note for cash with fixed interest of $3,000 and 500,000 Shares of Common Stock	None	4(2)
01/29/04	Promissory Note $15,000	None	Short Term Note for cash with fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
02/05/04	Promissory Note $15,000	None	Short Term Note for cash with fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
02/12/04	Convertible Debenture $20,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/16/04	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/19/04	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.015 per share of common stock	None	4(2)
02/19/04	Convertible Debenture $10,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)

02/23/04	Convertible Debenture $5,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/24/04	Convertible Debenture $5,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/25/04	Promissory Note $15,000	None	Short Term Note for cash with fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
03/03/04	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.015 per share of common stock	None	4(2)
03/04/04	Convertible Debenture $15,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/04/04	Promissory Renewal Note 10,000	None	Renewal of expired note with additional fixed interest of $1,750 and 200,000 Shares of Common Stock	None	4(2)
03/08/04	Promissory Renewal Note 30,000	None	Renewal of expired note with additional fixed interest of $5,000 and 1,000,000 Shares of Common Stock	None	4(2)
03/11/04	Promissory Note $7,500	None	Short Term Note for cash with fixed interest of $1,250 and 100,000 Shares of Common Stock	None	4(2)
03/17/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

03/17/04	Promissory Renewal Note 30,000	None	Renewal of expired note with additional fixed interest of $5,000 and 1,000,000 Shares of Common Stock	None	4(2)
03/22/04	Convertible Debenture $10,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 15% quarterly and convertible at $0.02 per share of common stock
03/25/04	Convertible Debenture $20,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock
03/28/04	Common Stock 1,000,000 Shares	None	Collateral of Convertible Debenture $20,000
03/28/04	Promissory Note $15,000	None	Short Term Note for cash with fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
03/30/04	Convertible Debenture $22,000	None	Combines previous cash investments of $2,000 and additional $20,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/06/04	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/21/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/22/04	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock and issuance of 100,000 Shares of Common Stock	None	4(2)

04/27/04	Promissory Note $7,500	None	Short Term Note for cash with fixed interest of $1,250 and 150,000 Shares of Common Stock	None	4(2)
04/28/04	Promissory Renewal Note 15,000	None	Renewal of expired note with additional fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
05/03/04	Promissory Note $7,500	None	Short Term Note for cash with fixed interest of $1,250 and 150,000 Shares of Common Stock	None	4(2)
05/07/04	Convertible Debenture $20,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/07/04	Promissory Note $7,500	None	Short Term Note for cash with fixed interest of $1,250 and 250,000 Shares of Common Stock	None	4(2)
05/14/04	Common Stock 2,240,000 Shares	None	Services Rendered $64,800 Consultants	None
05/14/04	Common Stock 300,000 Shares	None	Penalty Compensation $6,000 Offshore Persons	None	4(2)
05/14/04	Common Stock 4,000,000 Shares	None	Equity Distribution Fees $140,000 For Funding	None	4(2)
05/14/04	Secured Convertible Debenture $70,000	None

Cash Investment earning 5% annually and convertible at a conversion price equal to the lower of 120% of closing bid price on closing date or 80% of lowest closing bid price the 5 trading days preceding conversion date with a 3 year maturity

				None	4(2)

05/18/04	Convertible Debenture $20,000	None	Combines previous cash investments of $10,000 and additional $10,000 investment, earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/18/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/21/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/24/04	Convertible Debenture $25,000	None	Combines expired Promissory Note of $15,000 and additional $10,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/25/04	Promissory Renewal Note 15,000	None	Renewal of expired note with additional fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
05/26/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/26/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/28/04	Convertible Debenture $25,000	None	Combines expired Debenture of $10,000 convertible at $1.40 per share and 15% interest with new cash investment of $15,000, for 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)

05/28/04	Convertible Debenture $25,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/31/04	Convertible Debenture $15,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/08/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/08/04	Promissory Note $15,000	None	Short Term Note for cash with fixed interest of $2,500 and 500,000 Shares of Common Stock	None	4(2)
06/15/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/16/04	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/16/04	Convertible Debenture $20,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/17/04	Convertible Debenture $10,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/19/04	Common Stock 250,000 Shares	None	Placement Agent Fee $7,500 Investment Bankers	None	4(2)

06/21/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock and 1,000,000 warrants at $0.02 per share	None	4(2)
6/21/04	Warrant 1,000,000 Shares	None	Investment Incentive $0.02 per shares	None	4(2)
06/22/04	Convertible Debenture $120,000	None

Combines expired Debenture of $20,000 convertible at $1.40 per share and 15% interest, past interest earned of $10,000 and new cash investment of $90,000, for 18% interest quarterly and convertible at $0.02 per share of common stock

				None	4(2)
06/29/04	Common Stock 13,000,000 Shares	None	Services Rendered $195,000 Consultants	None	4(2)
06/29/04	Common Stock 542,500 Shares	None	Conversion of Convertible Debentures/Interest $10,850	None	4(2)
06/29/04	Common Stock 4,000,000 Shares	None	Debt Reduction of Legal Expenses $60,000 For Services Provide	None	4(2)
06/29/04	Common Stock 1,000,000 Shares	None	Investment – Cash Stock Purchase $10,000 Accredited Person	None	4(2)
06/29/04	Common Stock 2,500,000 Shares	None	Equity Distribution Fees $75,000 For Funding	None	4(2)
07/07/04	Convertible Debenture $35,000	None	Combines previous cash investments of $25,000 and additional $10,000 investment, earning 18/% quarterly and convertible at $0.02 per share of common stock	None	4(2)

07/07/04	Convertible Debenture $25,000	None	Combines previous cash investments of $20,000 with an additional $5,000 cash investment earning 12/% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/09/04	Common Stock 2,166,666 Shares	None	Equity Distribution Fees $25,000 For Funding	None	4(2)
07/09/04	Common Stock 83,334 Shares	None	Placement Agent Fee $2,500 Investment Bankers	None	4(2)
07/09/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/09/04	Warrant 500,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
07/12/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/19/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock and 500,000 warrants at $0.02 per share	None	4(2)
07/19/04	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/19/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock and 250,000 warrants at $0.02 per share.	None	4(2)

07/19/04	Convertible Debenture $17,500	None	Combines previous cash investments of $10,000 and rolling $5,000 earned interest with an additional $2,500 cash investment earning 12/% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/19/04	Warrant 250,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
07/20/04	Warrant 250,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
07/21/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock and 250,000 warrants at $0.02 per share.	None	4(2)
07/21/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock and 250,000 warrants at $0.02 per share.	None	4(2)
07/21/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/21/04	Warrant 250,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)

07/23/04	Secured Convertible Debenture $70,000	None

Cash Investment earning 5% annually and convertible at a conversion price equal to the lower of 120% of closing bid price on closing date or 80% of lowest closing bid price the 5 trading days preceding conversion date with a 3 year maturity

				None	4(2)
07/26/04	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/26/04	Common Stock 1,000,000	None	For purchase of buy back equipment of 9 machines and 6 bases @ .021 per share or $21,000	None	4(2)
07/28/04	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/28/04	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/29/04	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/04/04	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/08/04	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

08/10/04	Convertible Debenture $6.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/12/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/19/04	Convertible Debenture $5.000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock and 50,000 warrants at $0.02 per share.	None	4(2)
08/20/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/23/04	Convertible Debenture $10,000	None	Combines previous cash investments of $10,000 with an additional $10,000 cash investment earning 14/% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/24/04	Warrant 50,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
09/02/04	Convertible Debenture $15,000	None

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

				None	4(2)
09/17/04	Warrant 50,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
09/17/04	Warrant 200,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
09/17/04	Warrant 50,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
09/19/04	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/20/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

09/27/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/27/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
None	09/28/04	None	Convertible Debenture $1,500	None	4(2)
10/04/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
410/04/04	Convertible Debenture $2,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/04/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/08/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/12/04	Warrant 50,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
10/12/04	Warrant 100,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
10/13/04	Convertible Debenture $3,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

10/13/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/15/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/21/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/26/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/26/04	Convertible Debenture $12,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/28/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/02/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/09/04	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/15/04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

11/16/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/23/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/03 /04	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/8/04	Warrant 500,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	One	4(2)
12/08/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/10/04	Convertible Debenture $10,000	None	Combines previous cash investments of $10,000 with an additional $10,000 cash investment earning 15/% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/17/04	Convertible Debenture $50,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/17/04	Convertible Debenture $25,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)

12/17/04	Convertible Debenture $1,000	None	Combines previous cash investments of $6,000 with an additional $1,000 cash investment earning 12/% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/17/04	Warrant 50,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
12/22/04	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/23/04	Convertible Debenture $6,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/24/04	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/03/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
1/12/05	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
1/14/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

01/18/05	Convertible Debenture $10,000	None	Combines previous cash investments of $20,000 and additional $10,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
1/19/05	Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
1/21/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/31/05	Convertible Debenture $10,000	None	Combines previous cash investments of $10,000 and additional $10,000 investment, earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/31/05	Warrant 100,00 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
02/02/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/04/05	Convertible Debenture $9,300	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/10/05	Convertible Debenture $6,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/15/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

02/24/05	Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/01/05	Convertible Debenture $1,000	None	Combines previous cash investments of $2,500 and additional $1,000 investment, earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/01/05	Convertible Debenture $30,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/11/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/15/05	Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/15/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/15/05	Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/16/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/18/05	Convertible Debenture $20,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)

03/21/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/23/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/30/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/31/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
03/31/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/01/05	Convertible Debenture $2,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/01/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/01/05	Convertible Debenture $5,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/01/05	Convertible Debenture $40,000	None	Combines previous cash investments of $10,000 and additional $40,000 investment, earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)

04/07/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/18/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/20/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/25/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/25/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
04/26/05	Convertible Debenture $25,000	None	Combines 2 previous cash investments of $10,000 and additional $25,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/06/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/06/05	Convertible Debenture $5,000	None	Combines previous cash investments of $30,000 and additional $5,000 investment, earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/11/05	Convertible Debenture $5,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)

05/11/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/16/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/17/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/19/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/26/05	Convertible Debenture $5,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)
05/27/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/01/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/03/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/06/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

06/08/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/09/05	Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/17/05	Convertible Debenture $15,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)
06/23/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/01/05	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/07/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/07/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/14/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/15/05	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)

07/15/05	Convertible Debenture $5,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
07/29/05	Convertible Debenture $25,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/08/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/12/05	Convertible Debenture $3,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/15/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/16/05	Convertible Debenture $7,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/17/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/17/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
08/24/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

09/01/05	Convertible Debenture $30,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/02/05	Convertible Debenture $10,500	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/02/05	Convertible Debenture $18,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/02/05	Convertible Debenture $20,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/09/05	Convertible Debenture $6,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/09/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/22/05	Convertible Debenture $10,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
09/26/05	Convertible Debenture $9,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/03/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

10/03/05	Convertible Debenture $12.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/06/05	Convertible Debenture $3.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/12/05	Convertible Debenture $95,000	None	Combines previous cash investments of $5,000 and additional $95,000 investment, earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/13/05	Convertible Debenture $5.000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/17/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/17/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/17/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
10/25/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
0/31/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)

10/31/05	Common Stock 20,645,000	None	20,645,000 shares for incentive for cash investments for total value of $422,593.00 at average rate of 0.02	None	4(2)
10/31/05	Common Stock 50,000	None	Investment – Cash Stock Purchase $1,000.00 Accredited Person	None	4(2)
10/31/05	Common Stock 100,000	None	Conversion Addition , 100,00 shares for cash investment for total of $4,000.00 at conversion rate of 0.40	None	4(2)
10/31/05	Common Stock 1,1000,000	None	Services Render $15,000 Consulting	None	4(2)
10/31/05	Common Stock 1,000,000	None	Employee Incentive .024 per share $24,000.00 Value	None	4(2)
10/31/05	Common Stock 11,900,000	None	Services Render – Per contract Consulting Value $117,600.00	None	4(2)
10/31/05	Common Stock 4,000,000	None	To Officer Value $96,000.00	None	4(2)
10/31/05	Common Stocks 600,000	None	Conversion of cash Investment and Interest $12,000.00	None	4(2)
10/31/05	Common Stock 272,625	None	Conversion Of Cash Investment $16,357.50	None	4(2)
10/31/05	Common Stock 500,000	None	Conversion of Cash Investment $ 10,000.00	None	4(2)
10/31/05	Common Stock 500,000	None	Conversion of Cash Investment Interest QTR 6/30/05 $7,585.00	None	4(2)
10/31/05	Common Stock 1,000,000	None	Conversion Of Cash Investment $20,000.00	None	4(2)
10/31/05	Common Stock 250,000	None	Conversion of Cash Investment $5,000.00	None	4(2)

10/31/05	Common Stock 500,000	None	Conversion Of Cash Investment $10,000.00	None	4(2)
10/31/05	Common Stock 1,250,000	None	Conversion of Cash Investment $25,000.00	None	4(2)
10/31/05	Common Stock 776,600	None	Conversion of Cash Investment And Interest $15,532.00	None	4(2)
10/31/05	Common Stock 250,000	None	Conversion Of Cash Investment $5,000.00	None	4(2)
10/31/05	Common Stock 3,000,000	None	Debt Reduction of Legal Expenses $60,000.00 For Services Render	None	4(2)
11/15/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/16/05	Secured Convertible Debenture $500,000.00	None	Cash Investment earning 10% Quarterly - 2 year Maturity date	None	4(2)
11/18/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	. None	4(2)
11/18/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/18/05	Convertible Debenture $20,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
11/28/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

11/29/05	Common Stock 3,600,000	None	Services Render- Per Contract Consulting Value $ 86,400.00	None	4(2)
11/30/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/01/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/02/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/06/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/07/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/07/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/07/05	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/09/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/12/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

12/15/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/16/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/21/05	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/21/05	Convertible Debenture $15,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/21/05	Secured Convertible Debenture $700,000.00	None	Cash Investment earning 10% Quarterly - 2 year Maturity date	None	4(2)
12/23/05	Convertible Debenture $30,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/23/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/28/05	Convertible Debenture $5,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/28/05	Convertible Debenture $50,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)

12/28/05	Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
12/31/05	Convertible Debenture $3,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/01/06	Convertible Debenture $15,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/01/06	Convertible Debenture $25,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/01/06	Convertible Debenture $30,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/01/06	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/01/06	Convertible Debenture $2,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/04/06	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/12/06	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)

1/13/06	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
1/13/06	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/13/06	Convertible Debenture $5,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/13/06	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/16/06	Convertible Debenture $6,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/19/06	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None
01/23/06	Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None
01/25/06	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/25/06	Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)

01/27/06	Convertible Debenture $5,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
001/27/06	Convertible Debenture $5,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of common stock	None	4(2)
01/31/06	Convertible Debenture $100,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of common stock	None	4(2)
1/31/06	Warrant 2,000,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
02/01/06	Convertible Debenture $20,000	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of common stock	None	4(2)
02/01/06	Convertible Debenture $25,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of common stock	None	4(2)

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company’s ability to continue as a going concern for the year ended September 30, 2005 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on 73% of its convertible debentures and short-term note payables. The Company owes delinquent payroll taxes of $155,729, which accrued prior to September 2002. Legal counsel is owed $137,950 for past due invoices as of September 2005 which is secured by a blanket security interest against all assets.

The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

The Company is exploring offshore manufacturing opportunities which could result in a 50% reduction in the cost of manufacturing popcorn vending machines. We expect to review prototypes in March 2006.  To obtain capital for our business development, infrastructure improvements and ongoing operations, we signed a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”) for $5,000,000.  The Company and Cornell terminated this stock sale Agreement in November 2005 and entered into two Secured Convertible Debenture Agreements totaling $1,200,000 in November and December 2005.

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

Year Ended September 30, 2005 Versus Year Ended September 30, 2004

The Company incurred a net loss of $2,533,153 for the year ended September 30, 2005 as compared to a net loss of $2,985,708 for the year ended September 30, 2004.  This loss represents a loss from operations of $1,035,282 and $1,777,833 for the year ended September 30, 2005 and 2004, respectively.  The net loss also includes interest expense and other income totaling $1,497,071 and $1,207,075, for the year ended September 30, 2005 and 2004, respectively.

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

Total revenue share income for the year ended September 30, 2005 was $30,892 as compared to $56,800, for the year ended September 30, 2004.  This represents a decrease in revenue share income of $25,908 or 46% over the same period in the prior year.  This decrease was primarily due to the Company pulling machines from unprofitable locations thereby reducing the number of machines producing revenue sharing sales. The Company is continuing to test schools and other venues that will maximize revenue sharing sales.

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

Total cost of goods sold for revenue share income for the year ended September 30, 2005 was $19,188 as compared to $60,635 in the prior year.  This decrease was due to a reduction in the cost of consumables and maintaining machines as fewer machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the year ended September 30, 2005, total general and administrative expenses were $890,818 as compared to $1,595,025 for the year ended September 30, 2004.  This represents $704,207 or a 44.15% decrease over the same period in the prior year.  This decrease was primarily due to decreases in payroll costs and reductions in consulting fees.

Interest and beneficial conversion feature expenses increased from $904,334 for the year ended September 30, 2004 to $1,159,638, for year ended September 30, 2005.  This is an increase of $255,304 or 28.23% due to new convertible and short term notes issued.

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

Net cash used in operating activities was $1,805,259 for year ended September 30, 2005, as compared to the net cash of $1,367,226, used in operating activities for the year ended September 30, 2004.

Results Of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and accompanying notes.

In March 2004, the Company agreed to sell up to $5,000,000 of the Company’s common stock to Cornell over the course of 24 months after an effective registration of the shares.  The purchase price was set at 98% of the market Price. On May 14, 2004, the Company issued 8,666,666 shares of the Company’s common stock to Cornell as a one time commitment fee.  In the event the registration statement is not declared effective within 90 days, the company was to pay Cornell a cash amount within three business days of the end of the month equal to 2% per month of the liquidation value of the convertible shares outstanding, as liquidated damages. The Company and Cornell terminated this stock sale Agreement in November 2005 and entered into two Secured Convertible Debenture Agreements totaling $1,200,000 in November and December 2005.  On May 18, 2006, the Company subsequently withdrew the registration statement under which shares underlying the Agreement were to be registered.

Impairment Of Goodwill

The Company has adopted SFAS No. 142 for all goodwill and other intangible assets recognized in the Company’s statement of financial position as of September 30, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges.

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

Convertible Debentures And Promissory Notes

We are currently experiencing difficulties in meeting our debt obligations.  We have been able to generate cash through private placements of our common stock. However, as of September 30, 2005 we held $4,292,356 in convertible debentures.  We are in default on 73% of these convertible debentures.  We have short term notes in the amount of $1,291,626.  We are in default on $1,206,126 of these notes or approximately 93% of the notes.  Due to our lack of cash flow, nearly all of the convertible debt placed prior to December 31, 2004 is currently in default.  We plan to become current on these obligations by converting our debentures and promissory notes to common stock of the company and/or issuing long-term promissory notes. We have been in discussions with holders of over 80% these obligations. We expect to reach a repayment agreement with holders of a minimum of 80% of our debt (convertible debentures and promissory notes).

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

Management’s Strategy

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

The Company recognizes revenues at the time products are shipped. Revenue streams are generated from (1) the sale of the Pop N Go vending machines; and (2) the operation of Company owned revenue share machines, which are owned by the Company, and are typically located in retail stores, shopping malls and high traffic locations.  The owner or operator and the Company share the revenue generated by Company owned machines. Company personnel provide maintenance and collection services for revenue sharing machines. It is estimated that up to 80% of the Company’s machines will be operated on a revenue sharing program. The Company also has in market testing, Branax’s popcorn flavorings, and anticipates generating revenues in the fourth quarter of fiscal year 2006 from the sale of this product.  There is of course no assurance that the Company will be successful or will realize profits from its activities.

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

September 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pop N Go, Inc.

We have audited the accompanying consolidated balance sheet of Pop N Go, Inc. as of September 30, 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended September 30, 2005, the Company incurred net losses of $2,533,153.  In addition, the Company had a negative cash flow in operating activities amounting $1,805,269 in the year ended September 30, 2005, and the Company’s accumulated deficit was $23,264,257 as of September 30, 2005. In addition, the Company is in default on numerous of its debt obligations. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KABANI & COMPANY, INC.

Certified Public Accountants

Los Angeles, California

January 19, 2006

POP N GO, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 1,696
Accounts receivable, net of allowance for doubtful accounts of $230	8,028
Prepaid expenses and other current assets	115,413
Total current assets	125,138

Note receivable	22,023
Rental inventory, net	35,789
Furniture and equipment, net	1,437
Total assets	$ 184,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 736,215
Accrued liabilities	264,908
Consulting payable-related parties	426,795
Debenture interest payable	2,035,490
Accrued payroll and payroll taxes	179,172
Customer deposits	35,165
Loan payable–related party	240,000
Short-term note payable	1,291,626
Convertible debt, net	4,096,666
Total current liabilities	9,306,037

Stockholders’ deficit:
Common stock, par value $.001 per share,
Authorized 300,000,000 shares, issued
And outstanding 124,489,059 shares
At September 30, 2005	124,479
Additional paid-in capital	12,917,504
Stock to be issued 27,009,665 shares of common stock	1,100,623
Accumulated deficit	(23,264,257)
Total stockholders’ deficit	(9,121,651)
Total liabilities and stockholders’ deficit	$ 184,387

The accompanying notes are an integral part of these consolidated financial statements

POP N GO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended September 30
	2005	2004

Equipment sales	$ 14,411	$ -
Revenue share income	30,892	56,800
Total	45,303	56,800

Cost of goods sold equipment	16,400	-
Cost of goods sold revenue share income	19,188	60,635
Total	35,588	60,635
Gross Profit (loss)	9,715	(3,835)

Operating expenses:
Loss on Legal Settlement	-	61,794
Litigation Expense	-	117,179
Rental equipment written off	154,178	-
Administrative and general	890,818	1,595,025
Total operating expenses	1,044,996	1,773,998
Operating loss	(1,035,282)	(1,777,833)
Interest expense	(739,337)	(829,985)
Beneficial conversion feature	(420,301)	(74,349)
Loss on conversion of debenture	-	(33,591)
Coast of raising debenture	(340,143)	(312,205)
Gain on sale of rental equipment	745	5,555
Interest Income	1,965	-
Other income	-	37,500
Total	(1,497,071)	(1,207,075)

Loss before income taxes	(2,532,353)	(2,984,908)
Provision for income taxes	(800)	(800)
Net Loss	$ (2,533,153)	$ (2,985,708)
Loss per share:	$ (0.02)	$ (0.00)
Weighted average shares outstanding used in the per share calculation:
Basic and diluted	123,343,854	103,036,085

The accompanying notes are an integral part of these consolidated financial statements

POP N GO, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	Shares	Amount	Additional Paid-In Capital	Stock to be Issued	Accumulated Deficit	Total Stockholders’ Deficit

Balance, September 30, 2003	88,369,894	$ 88,369	$ 11,597,986	631,724	(17,745,396)	(5,427,317)
Issuance of shares for service	25,000,000	25,000	480,750	-	-	505,750
Issuance of shares for cash	1,000,000	1,000	14,000	-	-	15,000
Issuance of shares for settlement of debt	4,000,000	4,000	56,000	-	-	60,000
Issuance of shares for equipment purchase	1,000,000	1,000	29,000	-	-	30,000
Issuance of stock Warrants	-	-	65,588	-	-	65,588
Conversion of convertible debentures	3,209,166	3,209	81,233	-	-	84,442
Beneficial Conversion Features	-	-	281,750	-	-	281,750
12,920,000shares to be issued for loan incentives	-	-	-	214,890	-	214,890
1,100,000 shares to be issued for service	-	-	-	15,000	-	15,000
50,000 shares to be issued for cash	-	-	-	1,000	-	1,000
Purchase and cancellation	(100,001)	(100)	(3,900)	-	-	(4,000)
Net loss for year ended September 30, 2004	-	-	-	-	(2,985,708)	(2,985,708)
Balance, September 30, 2004	122,479,059	122,479	12,602,406	862,614	(20,731,104)	(7,143,605)
Warrants granted	-	-	11,701	-	-	11,701
Beneficial conversion feature	-	-	259,397	149,193	-	408,590
Loan incentive interest	-	-	-	20,400	-	20,400
Consulting fees	-	-	-	68,416	-	68,416
Issuance of shares for equipment purchase	2,000,000	2,000	44,000	-	-	46,000
Net loss for year ended September 30, 2005	-	-	-	-	(2,533,153)	(2,533,153)
Balance, September 30, 2005	124,479,059	$ 124,479	$ 12,917,504	$1,100,623	$(23,264,257)	$ (9,121,651)

The accompanying notes are an integral part of these consolidated financial statements

POP N GO, INC and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
Cash flows used in operating activities:
Net loss	$ (2,533,153)	$ (2,985,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,504	148,594
Issuance of common stock for services	-	505,750
Allowance for bad debt	6,590	-
Options granted for services	-	15,000
Shares to be issued for loan incentive	20,400	140,541
Recovery of rental inventory	-	(37,500)
Issuance of warrants	11,701	65,588
Beneficial conversion feature	408,590	74,349
Loss on conversion of debenture	-	33,591
Gain on sale of rental equipment	-	(5,555)
Consulting fees	115,940	-
Funding expense	16,500	-
Loss on Inventory	154,178	-
Increase (decrease) in:
Accounts receivable	(11,904)	(807)
Note receivable	(22,023)	-
Prepaid expenses and deposits	-	500
Other Assets	1,255	-
Increase (decrease) in:
Other accounts payable and accrued expenses	13,848	512,196
Accrued consulting fee-related party	(45,564)	156,725
Customer deposits	(10,131)	9,510
Net cash used in operating activities	(1,805,269)	(1,367,226)
Cash flows from investing activities:
Proceeds from sale of rental equipment	18,167	8,485
Purchase of Rental Inventory	(67,000)	(5,000)
Net cash provided by/(used by) investing activities	(48,833)	3,485
Cash flows from financing activities:
Proceeds from sale of convertible Debentures, net	1,070,578	1,050,018
Proceeds from notes	175,000	317,066
Repurchase of common stock	-	(4,000)
Payments of notes	(53,107)	-
Proceed from shares to be issued	-	1,000
Proceeds on sale of common stock	-	15,000
Debenture interest payable	645,698	-
Net cash provided by financing activities	1,838,169	1,379,084
Net increase/(decrease) in cash and cash equivalents	(15,933)	15,343
Cash and cash equivalents, beginning of period	17,629	2,286
Cash and cash equivalents, end of period	$ 1,696	17,629
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 61,539	65,428
Income taxes	$ -	-
Supplemental disclosure of Non-cash financing and investing information:
Shares issued for equipment purchased	$ 46,000	-

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Pop N Go, Inc., incorporated in the State of Delaware on October 21, 1996, and its subsidiaries, Nuts to Go, Inc. and Branax, LLC, (collectively, the “Company”) manufacture and develop coin-operated popcorn machines which they sell to distributors and retail establishments. The Company also intends to own and operate these machines for its own account on a revenue-sharing basis. In addition, the Company has developed prototype coin-operated machines for outside customers on a contract basis. Nuts To Go, Inc. and Branax, LLC were dormant companies for the years ended September 30, 2005 and 2004.

NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended September 30, 2005 and 2004, the Company incurred losses of $2,533,153 and 2,985,708, respectively. In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

NOTE 3 – CONSULTING AGREEMENT ON ACQUISITION OF BRANAX, LLC

In connection with the purchase agreement of Branax, the Company entered into a two-year consulting agreement with the former President and Chief Executive Officer of Branax. The agreement expired in July 1, 2003 and extended verbally to June 30, 2004 and calls for the issuance of 326,880 shares of the Company’s common stock. The value of the shares, which were immediately issuable, was $88,258 and was fully capitalized as of September 30, 2003.  The value of the shares was determined using the fair-market value of the shares on the date of agreement. The shares were booked issued shares as consulting expenses against  paid-in capital.  The Company originally recorded these shares as “shares to be issued” and has reclassified the $88,258 from shares to be issued to additional paid in capital since the shares were issued during FY 2002.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Pop N Go, Inc. and its wholly owned subsidiaries, Nuts to Go, Inc. and Branax. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). The Company is recognizing revenue from two sources; sale of equipment and the owner operated revenue share program. Equipment sales are recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Revenues from the revenue sharing program are recognized upon monthly collections of proceeds from the machines. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations.

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

Impairment or disposal of long-lived assets

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented FAS 144 for this fiscal year. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended September 30, 2005 and 2004 were insignificant.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates under one business unit, as disclosed in note 12.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, intangible assets, other assets, short-term notes payable, loan payable - related party, convertible debt, accounts payable, accrued liabilities, and customer deposits, the carrying amounts approximate fair value due to their short maturities.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Net Loss per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share (“SFAS 128”). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At September 30, 2005, the Company has the following common stock equivalents outstanding that were anti-dilutive:  options – 100,000; warrants – 13, 105,000; shares issued upon conversion of debt – 56,425,000.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

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

Risk Concentrations

Substantially all of the Company’s revenue is generated from the sale of one product. The loss of, or an economic event related to this product, most likely would have a substantial impact on the Company’s revenue. The Company purchased 75% from one major vendor and 58% from two major vendors during the year ended September 30, 2005 and 2004, respectively.

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company did not maintain any uninsured balances at September 30, 2005.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to current period’s presentation. The company reclassified shares to be issued of $88,258 to additional  paid-in capital.These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.”

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities at September 30, 2005 consisted of the following:

CREDIT CARDS - OFFICE DEPOT	$2,242
CREDIT CARDS - POSTAL PRIVLAGE	1,166
WARRANTY ACCRUAL	13,813
LIABILITY INSURANCE FINANCE	753
CONSULTING EXP. ACCRUAL	8,507
ACCRUED CONS FEES - BRX	72,000
REV SHARE LIABILITY	2,464
CONSULTING PAYABLE	104,491
SALES TAX PAYABLE	2,142
STATE CORP TAX	1,600
LACV EQUIPMENT REPURCHASE	27,670
LA GROUP EQUIPMENT	23,000
OLSON EQUIPMENT	2,000
RAINONE EQUIPMENT	2,000
ACCRUED RENT	1,060
Total	$264,908

NOTE 6 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at September 30, 2005 consisted of the following:

Note payable dated May 2, 2000, bearing interest at 12% per annum and due in January 2001. This note payable is currently in default.	$ 222,192
Note payable dated June 26, 2001, bearing interest at 20% per annum and due June 26, 2002. This note payable is currently in default.	50,000
Note payable dated July 5, 2001, bearing interest at 15% per annum and due in September 2001. This note payable is currently in default.	8,076
Note payable dated April 3, 2000 assumed in acquisition of Branax, bearing interest at 12% per annum and due in July 2000. This note payable is currently in default.	15,000
Note payable dated December 29, 1998 assumed in acquisition of Branax, bearing interest at 7% per annum and due in March 1999. This note payable is currently in default.	28,083
Note payable dated December 18, 2000 assumed in acquisition of Branax, bearing interest at 8% per annum and due in January 2002. This note payable is currently in default.	3,000
Note payable dated April 15, 2002, bearing no interest and due in October 2004.	57,500
Note payable dated April 24, 2002, bearing no interest and due in September 2002. This note payable is currently in default.	8,000
Note payable dated February 22, 2002, bearing interest at 15% per annum and due in December 2002. This note payable is currently in default.	6,000
Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003. This note payable is currently in default.	25,000
Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003. This note payable is currently in default.	10,000
Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003. This note payable is currently in default.	25,000
Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003. These notes payable are currently in default.	30,000

Note payable dated January 23, 2003, bearing interest of $3,000 plus $1,950 for 60 day renewal, due in June 2003. This note payable is currently in default.	15,000
Note payable dated October 10, 2002, bearing no interest, due on demand.	75,500
Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively, due in May 2003. These notes payable are currently in default.	45,000
Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default.	17,509
Note payable dated April 4, 2003, bearing interest at 10%, and due in June 2004. This note payable is currently in default.	15,000
Note payable dated December 5, 2003, bearing interest of $1,750 plus $1,750 for a 90 day renewal, due June 2004. This note payable is currently in default.	10,000
Note payable dated December 9, 2003, bearing interest of $5,000 plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	30,000
Note payable dated December 17, 2003, bearing interest of $2,500 due in March 16, 2004. This note payable is currently in default.	15,000
Note payable dated December 18, 2003, bearing interest of $5,000 Plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	30,000
Note payable dated December 24, 2003, bearing interest of $5,000 due March 23, 2004. This note payable is currently in default.	30,000
Note payable dated January 29, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal due July 2004. This note payable is currently in default.	15,000
Note payable dated February 25, 2004, April 27, 2004 and June 8, bearing interest of $5,000, $1,250 and $2,500 due August 2004, July 2004 and October 2004, respectively. These note payables are currently in default.	37,500
Note payable dated March 11, 2004 and May 7, 2004, bearing interest of $1,250 and $1,250, due June 2004 and July 2004, respectively. These note payables are currently in default.	15,000
Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204. This note payable is currently in default 15,000.	15,000

Note payable dated May 3, 2004, bearing interest of $1,250.00, due August 1, 2004. This note is currently in default.	7,500
Note payable dated May 13, 1998, bearing interest at 15% per annum. This note is currently in default.	40,766
Note payable dated December 18, 2004, bearing interest of 15%, due June 16, 2005. This note is currently in default.	30,000
Secured Note Payable dated February 9, 2004, bearing interest of 12%, due February 6, 2005. All assets are pledged as collateral against this agreement. As of September 30, 2005 this note was in default.	350,000
Note Payable dated July 14, 2005, bearing no interest and due on demand.	10,000
$ 1,291,626.50

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

2005 Notes

During the year ended September 30, 2005, the Company raised capital through the placement of convertible promissory notes in the amount of $1,087,458. The interest rates and due dates of the notes still outstanding at September 30, 2005 were as follows:

AMOUNT	DUE DATE BEGINNING	INTEREST RATES	CONVERSION RATE RANGE
$ 50,000	May 11, 2005	18%	$0.02
$ 276,958	October 1, 2004	15%	$0.02
$ 243,500	December 17, 2004	14%	$0.02
$ 116,000	January 12, 2005	13%	$0.02
$ 401,000	October 4, 2004	12%	$0.02
Total $1,087,458

General

The amounts raised and converted during the year ended September 30, 2005 were as follows:

	Outstanding 9-30-04	Rolled Forward to Subsequent Year	Raised 2005	Principal paid during 2005	Converted into common stock 2005	Total
2000 Notes	821,956	-		-	-	821,956
2001 Notes	297,002	(11,250)		-	-	285,752
2002 Notes	779,500	-		(1,000)	-	778,500
2003 Notes	245,000	-		(550)	-	244,450
2004 Notes	1,211,000	(32,500)		(200,313)	-	978,188
2005 Notes	-	43,750	1,087,458	(7,732)		1,123,476
Series A Debentures	60,035					60,035
Totals	3,414,493	-	1,087,458	(209,595)	-	4,292,356

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

NOTE 9 - SHAREHOLDERS’ DEFICIT

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

During the year ended September 30, 2004, holders of the Company’s Convertible debentures converted $84,442 of debentures into 3,209,166 of common stock.

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

A summary of committed stock at September 30, 2005 is as follows:

SHARES TO BE ISSUED	Shares	Amount

Shares issuable under 2000 consulting agreement	95,000	$ 133,000

Shares issuable to officers under expired consulting agreements	333,000	466,200

Shares issuable under Regulation “S” placement	667,527	21,751

Shares issuable under 2003 loan agreement	975,000	10,773

Shares issuable under 2004 loan agreements	12,920,000	214,890

Shares issuable under 2004 consulting agreement	1,100,000	15,000

Shares issuable for cash received	50,000	1,000

Shares issuable under 2005 consulting agreement	3,000,000	45,300

Shares issuable under 2005 debt raising costs	1,142,392	23,516

Shares issuable under 2004 Loan incentives for Convertible Debentures	5,726,666	149,193

Shares issuable under 2004 Loan incentives for Promissory Note	1,000,000	20,000

	27,009,665	$1,100,623

Stock Option Plan

The Company adopted the 1998 Non-Qualified Stock Option Plan (the “1998 Plan”) on August 31, 1998. The purpose of the 1998 Plan is to promote the growth and profitability of the Company by enabling the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide employees with an opportunity for investment in the Company, and to give employees an additional incentive to increase their efforts on behalf of the Company.

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

During the year ended September 30, 2004, 100,000 options were granted and these options expire on December 31, 2005.

During the years ended September 30, 2005, the Company did not grant options to employees or consultants.

The following summarizes the Company’s stock option transactions:

	1998 Stock Option plan and Other	Weighted-Average Exercise Price
Outstanding, September 30, 2003	-	-
Granted in FY 2004	100,000	$ 0.05
Expired/forfeited in FY 2004	-	-

Outstanding, September 30, 2004	100,000	0.05
Granted in FY 2005	-	-
Expired/forfeited in FY 2005	-	-

Outstanding, September 30, 2005	100,000	0.05

Exercisable, September 30, 2005	100,000	$ 0.05

The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” It applies Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and recognized compensation expense for its stock-based compensation plans based on the excess of the fair market value of the Company’s stock over the exercise price of the employee option. Pro forma information is not presented since the difference between the fair market value of the options issued and the expense recognized is not material.

Stock Purchase Warrants

As of the year ended September 30, 2004, the Company granted warrants to purchase 28,217,500 shares of common stock to consultants in exchange for services valued at $1,053,625. During the year ended September 30, 2005, 15,912,500 warrants expired valued at $832,125 and the company granted warrants to purchase 800,000 shares of common stock to five investors as additional consideration at $11,801.  The warrants were valued using a Black-Scholes Option Pricing model with the following weighted-average assumptions:  risk-free interest rate of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 203%; and a weighted average expected life of warrants of 1 year.  The exercise price of the warrants ranges from $0.01 to $0.02. The Company recognized expense for these warrants based on the fair market value of warrants. The warrants vest immediately and have expiration dates ranging from one to five years.

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

NOTE 10 - INCOME TAXES

Significant components of the Company’s deferred tax assets for federal and state income taxes as of September 30, 2005 consisted of the following:

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

In 2001, the Company entered into a two-year consulting agreement with the former President and Chief Executive Officer of Branax. The agreement expired in July 1, 2003 and extended verbally to June 30, 2004 and called for the issuance of 326,880 shares of the Company’s common stock. The value of the shares, which were immediately issuable, was $88,258 and was fully capitalized as of September 30, 2003.

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

NOTE 13 - SUBSEQUENT EVENTS (Unaudited)

On November 4, 2005, the Company filed Schedule 14A Information Proxy Statement pursuant to Section 14(A) of The Securities Exchange Act Of 1934, as amended, seeking approval by a majority in capital interest, of a proposed amendment of the company’s Certificate of Incorporation to increase authorized capital stock from 300,000,000 shares to 900,000,000 shares.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

a.

Evaluation Of Disclosure Controls And Procedures

Pop N Go’s Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of Pop N Go’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report, have concluded that as of such date, Pop N Go disclosure controls and procedures were adequate and effective to ensure that material information relating to Pop N Go that is required to be disclosed by Pop N Go in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to Pop N Go’s management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

b.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of Pop N Go’s internal controls during the Company’s last fiscal quarter, Pop N Go’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to Pop N Go’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

Directors and Executive Officers

The Directors and executive officers of Pop N Go, Inc. and their ages and positions are set forth below:

Name	Age	Title
Melvin Wyman	68	Chief Executive Officer,
		Secretary and Sole Director

MELVIN WYMAN is Chief Executive Officer and Sole Director. Dr. Wyman holds a BA and Ph.D. from the University of California, Los Angeles. He has over 21 years of experience in the design and marketing of specialty vending and video game products. He has served as the CEO of Pop N Go since the Company’s inception in 1996. Prior to his involvement with Pop N Go, Dr. Wyman was the Director of US Operations for Sport Active, Inc. Sport Active is a Canadian based developer of an interactive game system developed for the hospitality industry.

Currently, the Company has not established any committees of its Board of Directors.

Currently, the Company has no financial expert.

Compliance With Section 16(a) Of The Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and person who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.  Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

Based on available information, we believe that all filings with respect to Section 16(a) are current.

ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

Our Directors do not receive any compensation for their services as Directors.

The following table reflects compensation paid or accrued during the indicated fiscal years, which end on September 30 of the indicated year with respect to compensation paid or accrued by Pop N Go, Inc.

SUMMARY COMPENSATION TABLE
Annual Compensation
Principal Position	Year	Salary $	Bonus $	Annual compensation $	Restricted Stock	Underlying Securities
Melvin Wyman	2005	96,000				N/A
Chief Executive Officer,	2004	96,000				N/A
Secretary and Sole Director	2003	150,000				N/A

(1)

Does not include prerequisites and other personal benefits, securities or property if the aggregate amount of such compensation for each of the persons listed did not exceed the lesser of (i) $50,000 or (ii) ten percent of the combined salary and bonus for such person during the applicable year. No stock options were granted to officers and directors during the Company’s fiscal year ended September 30, 2005.

Employment Agreements

Consulting agreements with each of the officers (through their personal corporation or limited partnership), monthly compensation was reduced from $12,500 to $8,000 per month beginning on October 1, 2003.  Compensation was paid to Calblue, Inc., a personal corporation for Melvin Wyman.

In addition to direct remuneration, Pop N Go reimburses all employees and consultants for business-related expenses, and does not provides medical insurance benefits.

Stock Option Plan

On August 31, 1998, the Board of Directors of Pop N Go, Inc. adopted a Stock Option Plan (the “Plan”). This Plan provides for the grant of Incentive Non- Qualified Stock Options to employees selected by the Board of Directors of Pop N Go, Inc. On September 30, 2004 100,000 Options were issued and on Sepember 30, 2005, 100,000 options were exercisable and due to expire on December 31, 2005.

Code of Ethics

Pop N Go has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees.  This code of ethics was filed with the SEC as an exhibit to its Annual Report for the year ended September 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock (including common stock acquirable within 60 days pursuant to options, warrants, conversion privileges or other rights) of the Company as of September 30, 2005 (i) by each of the Company’s directors and executive officers, (ii) all executive officers and directors as a group, and (iii) all persons known by the Company to own beneficially more than 5% of the common stock. All persons listed have sole voting and investment power over the indicated shares unless otherwise indicated.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common	Melvin Wyman 1154 Palms Boulevard Venice, California 90291	7,026,750	5.74%
	All Directors & Officers as a Group	7,026,570	5.74%
	Mohammed Bilal Ruknuddeen 3671 Sunswept Dr. Studio City, CA 91604	9,375,000	7.65%
Total		16,401,750	13.39%

(1)

Applicable percentage of ownership is based on 122,479,060 shares of common stock outstanding as of September 30, 2005 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The addresses for Mr. Wyman is c/o Pop N Go, Inc. 12429 East Putnam Street, Whittier, California 90602.

(1)

Held through a wholly owned corporation, Calblue, Inc.

Securities Authorized For Issuance Under Equity Compensation Plans

We established a Non-Qualified Stock Option Plan in August 1998.  The maximum number of shares of common stock that may be issued under this Plan is 500,000.  As of September 30, 2005 there were 100,000 shares of our common stock that could be issued upon exercise of the outstanding options under our Stock Option Plan. The following table summarizes information about our Non-Qualified Stock Option Plan.

OPTION/SAR GRANTS TABLE

Name	No. of Securities Underlying Options/SARs Granted (#)	% Total Options/SARs Granted to Employees in year ended September 30, 2005 (%)	Exercise or Base Price ($ per Share)	Expiration Date

Aaron Combs	100,000	20%	$0.01	December 31, 2005

The following table sets forth certain information regarding options exercised in the fiscal year ended September 30, 2005 by Pop N Go’s named executive officers.

Aggregated Options/SAR Exercises

In Last Fiscal Year And

Fiscal Year End Options/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ® Exercisable/Unexercisable

None for any officer or director	0	0	0	0

The following table sets forth certain information regarding long-term incentive plan awards in the fiscal year ended September 30, 2005 by Pop N Go’s named executive officers.

Long-Term Incentive Plans – Awards in Last Fiscal Year

Name	No. of Shares, units or other rights (#)	Performance or other period until maturation or payout	Estimated future payouts under non-stock price-based plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

None for any officer or director	0	0	0	0	0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer, or beneficial owner of 5% or more of the Company’s common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)

Exhibits.

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

2.1	Plan of Merger with Pop N Go Acquisition Corp. dated July 29, 2001	Incorporated by reference to the Company’s Report on Form 8-K filed August 13, 2001

3.1 (i)	Articles of Incorporation of Pop N Go, Inc.	Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 on February 11, 2000

3.1 (ii)	Certificate of Amendment of Articles of Incorporation dated July 23, 2001	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on February 15, 2002

3.1 (iii)	Certificate of Amendment of Articles of Incorporation dated February 5, 2000	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on February 15, 2002

3.1 (iv)	Certificate of Amendment of Articles of Incorporation dated June 8, 2004	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on June 21, 2004

3.2	Bylaws of Pop N Go, Inc.	Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 on February 11, 2000

10.1	Employment Agreement with Melvin Wyman, CEO, through his solely owned corporation, Calbue, Inc.	Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 on February 11, 2000

10.2	Membership Purchase Agreement with Branax, LLC, dated July 13, 2001	Incorporated by reference to the Company’s Form 8-K filed on August 13, 2001

10.3	Escrow Agreement with Cornell Capital Partners, LP and Butler Gonzalez, LLP dated May 14, 2004	Provided Herewith

10.4	Standby Equity Distribution Agreement, dated May 14, 2004 with Cornell	Provided Herewith

10.5	Registration Rights Agreement, dated May 14, 2004, with Cornell	Provided Herewith

10.6	Escrow Agreement, dated May 14, 2004, with Cornell	Provided Herewith

10.7	Placement Agent Agreement, dated May 14, 2004, with Spencer-Clarke, LLC	Provided Herewith

10.8	Promissory Note for $350,000 to Cornell	Provided Herewith

10.9	Pledge and Escrow Agreement	Provided Herewith

10.10	Security Agreement	Provided Herewith

10.11	Stock Option Plan dated August 31, 1998	Provided Herewith

10.12	Termination Agreement of Standby Equity Distribution dated November 16, 2005 by and between the Company and Cornell	Provided Herewith

10.13	Revenue Sharing Agreement dated Autust 5, 2004	Provided Herewith

10.14	Securities Purchase Agreement, dated November 16, 2005, by and between the Company and Cornell	Incorporated by reference to Exhibit 10.1 on Form 8-K filed December 15, 2005

10.15	Secured Convertible Debenture, dated November 16, 2005, issued by the Company to Cornell.	Incorporated by reference to Exhibit 10.2 on Form 8-K filed December 15, 2005

10.16	Security Agreement, dated November 16, 2005, by and between the Company and Cornell.	Incorporated by reference to Exhibit 10.3 on Form 8-K filed December 15, 2005

10.17	Investor Registration Rights Agreement, dated November 16, 2005, by and between the Company and Cornell.	Incorporated by reference to Exhibit 10.4 on Form 8-K filed December 15, 2005

10.18	Warrant issued to Cornell by the Company dated November 16, 2005.	Incorporated by reference to Exhibit 10.5 on Form 8-K filed December 15, 2005

10.19	Escrow Agreement among Cornell, the Company and David Gonzalez	Incorporated by reference to Exhibit 10.6 on Form 8-K filed December 15, 2005

14.1	Code of Ethics	Provided Herewith

16.1	Letter regarding Change of Accountants	Incorporated by reference to Company’s Report on Form 8-K on June 9, 2003

31.1(i)	Section 302 Certification of CEO and President	Provided Herewith

32.1(ii)	Section 302 Certification of CEO and President	Provided Herewith

31.2(i)	Section 302 Certification of CEO	Provided Herewith

32.2(ii)	Section 906 Certification of CEO	Provided Herewith

DOCUMENTS INCORPORATED BY REFERENCE

The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, NW, Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission’s site on the World Wide Web, located at http://www.sec.gov. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

Certain documents listed above, as exhibits to this Report on Form 10-KSB, are incorporated by reference from other documents previously filed by the Company with the Commission.

B.

Reports on 8-K:

No reports on Form 8K were filed during the last quarter of the period covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees.  The aggregate fees billed for professional services rendered was $65,000 and $46.700 for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2005 and 2004, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB and 8-K for those fiscal years.

Audit-related fees.  The aggregate fees billed in each of the last two fiscal years for assurance and related services was $16,620 and $16,000, respectively. These fees are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the caption “Audit Fee.”

Tax fees.  No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All other fees.  Other than the services described above, no other fees were billed for services rendered by the principal accountant for the fiscal years ended September 30, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 2, 2006	POP N GO, INC.

By: /s/ Melvin Wyman
Melvin Wyman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:

By: /s/ Melvin Wyman
Melvin Wyman
Sole Director
Date: June 2, 2006