Form 10QSB
period 2006-06-30
POP N GO INC
filed 2006-08-21
CIK 1071819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes[  ]      No[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2006 – 218,175,348 shares of common stock

________________

Transitional Small Business Disclosure Format:   Yes [  ]   No [X]

POP N GO, INC.

Index

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2006 (Unaudited)

1

Consolidated Statements of Operations for the Three Months and Nine Months Ended
June 30, 2006 and 2005 (Unaudited)

2

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2006 and 2005 (Unaudited)

3

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS
ENDED JUNE 30, 2006 AND 2005

5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

14

PART II

ITEM 1.  LEGAL PROCEEDINGS

20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

ITEM 5.  OTHER INFORMATION

20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

20

SIGNATURES

21

ii

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POP N GO, INC. AND SUBSIDIARIES

Consolidated Balance Sheet as of June 30, 2006
(Unaudited)

June 30, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 770,807
Accounts receivable, net of allowance of $230	5,328
Prepaid expenses and other current assets	518,358
TOTAL CURRENT ASSETS	1,294,493

NOTE RECEIVABLE	72,023
RENTAL INVENTORY, net	21,391
FURNITURE AND EQUIPMENT, net	4,488
TOTAL ASSETS	$ 1,392,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 614,422
Accrued liabilities	214,799
Consulting payable - related parties	295,870
Debenture interest payable	2,168,654
Accrued payroll and payroll taxes	153,359
Customer deposits	31,855
Loan payable - related party	240,000
Short-term note payable	905,949
Convertible debt, net	5,217,050
Warrant liability	6,132,761
Accrued derivative liability	940,341
TOTAL CURRENT LIABILITIES	16,915,060

LONG-TERM CONVERTIBLE DEBT, net	231,478
TOTAL LIABILITIES	17,146,538

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 900,000,000 shares authorized; 218,175,348 shares issued and outstanding	218,175
Common stock to be issued	994,925
Additional paid-in capital	16,185,584
Prepaid consulting	(232,888)
Accumulated deficit	(32,919,939)

TOTAL STOCKHOLDERS' DEFICIT	(15,754,143)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,392,395

The accompanying notes are an integral part of these unaudited consolidated financial statements

POP N GO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

SALES
Equipment sales	$ -	$ 9,485	$ 23,543	$ 9,485
Revenue share income	18,661	2,763	53,814	10,927
TOTAL SALES	18,661	12,248	77,357	20,412

COST OF GOODS SOLD
Cost of goods sold equipment	-	10,001	23,108	10,001
Cost of goods sold revenue share income	2,020	-	11,337	6,444
TOTAL COST OF REVENUES	2,020	10,001	34,445	16,445

GROSS PROFIT	16,641	2,247	42,912	3,967

OPERATING EXPENSES
Selling, general and administrative	539,773	317,347	1,564,872	977,357
TOTAL OPERATING EXPENSES	539,773	317,347	1,564,872	977,357

LOSS FROM OPERATIONS	(523,132)	(315,100)	(1,521,960)	(973,390)

OTHER INCOME (EXPENSES):
Interest expense and financing costs	(524,484)	(183,846)	(3,801,709)	(559,202)
Beneficial conversion feature	(369,678)	(150,228)	(798,479)	(310,123)
Change in fair value of warrant and derivative liabilities	(2,720,848)	-	(3,225,694)	-
Loss on settlement of debt	(296,660)	-	(296,660)	-
Other	-	1,402	(8,780)	1,402
Recovery of equipment	-	-	-	2,059
Gain on sale of rental equipment	-	-	-	745
TOTAL OTHER EXPENSE	(3,911,670)	(332,672)	(8,131,322)	(865,119)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,434,802)	(647,772)	(9,653,282)	(1,838,509)

PROVISION FOR INCOME TAXES	-	-	2,400	2,400

NET LOSS	$ (4,434,802)	$ (647,772)	$ (9,655,682)	$ (1,840,909)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.02)	$ (0.01)	$ (0.06)	$ (0.02)

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING - BASIC AND DILUTED	187,144,404	122,489,059	171,221,896	122,489,059

The accompanying notes are an integral part of these unaudited consolidated financial statements

POP N GO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2006 and 2005
(Unaudited)

	Nine Month Periods Ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (9,655,682)	$ (1,840,909)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,946	22,873
Allowance for bad debts	-	3,465
Beneficial conversion feature	798,479	310,123
Shares to be issued for loan incentive/services/debt settlement	253,175	34,400
Change in fair value of warrant and derivative liabilities	3,225,694	-
Amortization of prepaid consulting fees	221,004	-
Non-cash financing charge	2,579,963	-
Loss on settlement of debt	296,660
Issuance of warrants	-	9,045
Expense paid with rental equipment	-	2,367
Recover of rental equipment	-	(2,059)
Gain on sale of rental equipment	-	(745)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,700	(5,079)
Prepaid expenses and other current assets	411,839	6,351
Increase (decrease) in:
Accounts payable	(111,793)	15,830
Accrued liabilities	(40,909)	525,282
Accrued consulting - related party	(130,925)	(16,255)
Debenture interest payable	311,058	-
Accrued payroll and payroll taxes	(25,813)	-
Customer deposits	(3,310)	(26,161)
Net cash used in operating activities	(1,861,914)	(961,472)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(50,000)	(22,023)
Payments for furniture and equipment	(3,799)	-
Net cash used in investing activities	(53,799)	(22,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures, net	2,679,818	665,353
Proceeds from notes payable	144,933	-
Payments for notes receivable	-	416,494
Payment of notes payable	(175,644)	(113,107)
Proceeds from sale of common stock	20,000	-
Proceeds from sale of common stock (to be issued)	18,000	-
Payment for cancellation of common stock (to be issued)	(2,283)	-
Net cash provided by financing activities	2,684,824	968,740
NET INCREASE IN CASH AND
CASH EQUIVALENTS	769,111	(14,755)
CASH AND CASH EQUIVALENTS, Beginning of period	1,696	17,629
CASH AND CASH EQUIVALENTS, End of period	$ 770,807	$ 2,874
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ 250,512
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of the unaudited consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 2006, the Company (1) issued 34,299,225 shares of common stock for the conversion debt of $734,475; (2) issued 13,500,000 shares of common stock for services valued at $330,000; (3) issued 5,430,000 shares of common stock for a debt settlement of $492,788; (4) issued 33,520,666 shares that the Company had previously committed to issue; and (5) recorded a beneficial feature of $1,316,832 related to the issuance of individual convertible notes.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pop N Go, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2005 included in the Company’s Annual Report on Form 10-KSB.  The results of the nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending September 30, 2006.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Pop N Go, Inc. and its wholly-owned subsidiaries, Nuts To Go, Inc and Branax, LLC. All inter-company balances and transactions have been eliminated.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At June 30, 2006, the Company had 132,865,000 warrants outstanding that were anti-dilutive.  In addition, the Company has convertible debentures that could be converted into 106,600,568 shares of the Company’s common stock.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Prepaid Consulting

Prepaid consulting relates to amounts paid to consultants with the Company’s common stock.  The value of the consulting services is being expensed over the terms of the consulting agreements.

Issuance of Shares for Service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment during the period ended June 30, 2006.

Reclassifications

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform to report classifications of the current period.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine months ended June 30, 2006, the Company incurred a net loss of $9,655,682.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that debt financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

The Company has started to manufacture its popcorn machines in Shanghai, China which we believe will result in a significant cost savings and increase production capacity to 1,000 machines per month. The Company expects to receive an initial shipment of 200 machines in October 2006.  The Company concluded successful pilot programs in several school districts and, as a result, the Company expects to place its popcorn machines in middle schools and high schools starting November 2006. The new requirement for healthy snacks in many school districts has resulted in a significant increase in demand for the Company’s hot air popcorn vending machines.  The Company is also testing its machines with an international foodservice provider in corporate cafeterias and with a national drugstore chain. The Company expects the nationwide trend toward healthy eating to play a major role in driving the demand for its popcorn machines.

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2006 consisted of the following:

NOTE 4 - SHORT-TERM NOTES PAYABLE

A Short-term notes payable at June 30, 2006 consisted of the following

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

Note payable dated December 29, 1998 assumed in acquisition of Branax, bearing interest at 7% per annum and due in March 1999. This note was due March 29, 1999 and is currently in default.	28,083
Note payable dated December 18, 2000 assumed in acquisition of Branax, bearing interest at 8% per annum and due in January 2002. This was due January 1, 2002 and currently in default.	3,000
Note payable dated April 15, 2002, bearing no interest and due in October 2004.	57,500
Note payable dated April 24, 2002, bearing no interest and due in September 2002. This note was due September 24, 2002 currently in default.	8,000
Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003. This note is due April 1, 2007.	33,784
Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003. This note was due July 6, 2003 and currently in default.	10,000
Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003. This note was due March 6, 2003 and currently in default.	25,000
Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003. These notes were due March 18, 2004, July 6, 2003, and July 27, 2003 and are currently in default.	30,000
Note payable dated January 23, 2003, bearing interest of $3,000 plus $1,950 for 60 day renewal, due in June 2003. This note was due June 22, 2003 and currently in default.	15,000
Note payable dated October 10, 2002, bearing no interest, due on demand.	10,500
Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively, due in May 2003. These notes payable on May 17, 2003 and May 14, 2003 and are currently in default.	45,000
Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable was due December 31, 2003 and currently in default.	17,509
Note payable dated April 4, 2003, bearing interest at 10%, and due in June 2004. This note payable was due June 9, 2004 and currently in default.	14,277
Note payable dated December 9, 2003, bearing interest of $5,000 plus $5,000 for a 90 day renewal due June 2004.This note payable is currently in default.	30,000
Note payable dated December 17, 2003, bearing interest of $2,500 due in March 16, 2004. This note payable was due March 16, 2004 and is currently in default.	15,000
Note payable dated December 18, 2003, bearing interest of $5,000 Plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	29,340
Note payable dated December 24, 2003, bearing interest of $5,000 due March 23, 2004. This note payable was due March 23, 2004 and is currently in default.	30,000

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

Note payable dated January 29, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal due July 2004. This note payable is currently in default.	15,000
Note payable dated February 25, 2004, April 27, 2004 and June 8, bearing interest of $5,000, $1,250 and $2,500 due August 2004, July 2004 and October 2004, respectively. These note payables are currently in default.	37,500
Note payable dated March 11, 2004 and May 7, 2004, bearing interest of $1,250 and $1,250, due June 2004 and July 2004, respectively. These note payables were due June 9, 2004 and July 6, 2004 and are currently in default.	12,000
Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204. This note payable is currently in default.	14,730
Note payable dated May 3, 2004, bearing interest of $1,250.00, due August 1, 2004. This note is currently in default.	2,750
Note payable dated May 13, 1998, bearing interest at 15% per annum, due June 13, 1998. This note is currently in default.	40,766
Note payable, bearing interest at 15% per annum, due April 20, 2007.	47,192
Note payable dated January 1, 2006, bearing interest at 15% per annum, due June 30, 2006.	38,750
$905,949

NOTE 5- CONVERTIBLE DEBT

On November 16, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”).  The terms of this agreement provide for the Company to issue up to $1,200,000 in convertible debentures to Cornell and to issue to Cornell a warrant to purchase 120,000,000 shares of the Company’s common stock for $0.01 per shares.  The convertible debentures can be converted into shares of the Company’s common stock at the option of Cornell at a conversion price of the lesser of $0.03 or 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date.  On November 16, 2005, the Company issued a convertible debenture to Cornell in the amount of $700,000 and on December 21, 2005, the Company issued another convertible debenture to Cornell in the amount of $500,000.  We received net proceeds of $638,049 under the secured convertible debentures.   The total net proceeds take into account estimated expenses in the amount of $80,000, the payment of $350,000 to Cornell for the repayment of the prior note issued to Cornell on February 9, 2005, accrued interest of $41,057 and $90,894 in structuring and commitment fees.  The convertible debentures are secured by substantially all of our assets and accrue interest at 10% per annum.  Cornell has the ability to foreclose on our assets if an event of default occurs pursuant to the underlying documents and is not remedied by us or waived by Cornell.  The secured convertible debentures are due on November 16, 2008.  Also, on November 16, 2005, the Company issued a warrant to Cornell to purchase 120,000,000 shares of the Company’s common stock for $0.01 per share.  The warrant expires five years from the date of issuance.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $940,341 at June 30, 2006 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at June 30, 2006 in the accompanying balance sheet with a fair value of $6,132,761.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 381% and expected term of five year.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

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

Below is a summary of convertible debentures outstanding at June 30, 2006:

A summary of the convertible notes and related discounts is below:

	Current	Long-term	Total
Gross convertible debentures	$6,230,016	$1,200,000	$7,430,016
Debt discounts	(1,012,966)	(968,522)	(1,981,488)
Net	$5,217,050	$231,478	$5,448,528

Of the above net debentures, $5,217,050 is due within one year and $231,478 is due after one year.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended June 30, 2006, the Company issued:

•

34,299,225 shares of common stock in exchange for debt totaling $734,475;

•

13,500,000 shares of common stock in exchange for services totaling $330,000;

•

5,430,000 shares of common stock in exchange for a debt settlement totaling $492,788;

•

33,520,666 shares that the Company previously committed to issue.

Also, during the nine months June 30, 2006, the Company recorded $1,316,832 for beneficial conversion feature on the convention convertible notes.

Stock to be Issued

During the nine months ended June 30, 2006, the Company also committed to issue 8,481,000 shares for services rendered valued at $172,775, 8,330,000 shares for loan incentives valued at $188,970; 1,000,000 shares for $18,000 in cash, and 3,955,981 shares for finders fees valued at $173,492.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

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

A summary of committed stock at June 30, 2006 is as follows:

SHARES TO BE ISSUED	Shares	Amount
Shares issuable under 2000 consulting agreement	95,000	$ 133,000
Shares issuable to officers under expired consulting agreements	333,000	466,200
Shares issuable under Regulation “S” placement	667,527	21,751
Shares issuable under 2003 loan agreement	100,000	1,570
Shares issuable under 2004 loan agreements	670,000	6,700
Shares issuable under 2005 debt raising costs	1,142,392	23,516
Shares issuable under 2004 Loan incentives for Convertible Debentures	106,666	1,920
Shares issuable under fiscal 2006 loan agreements	4,173,334	95,360
Shares issuable for finders’ fees during fiscal year 2006	3,569,981	165,533
Shares issuable under fiscal 2006 consulting agreements	4,281,000	79,375
	15,138,900	$994,925

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

During the year ended September 30, 2004, 100,000 options were granted and these options expired on December 31, 2005.  As of June 30, 2006, there were no options outstanding under this plan.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

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

In May and June 2006, the Company issued a total of 600,000 warrants as loan incentives to purchase shares of the Company’s common stock for $0.02- $0.05 per share. The value of the warrants of $19707 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5%, volatility of 248% and expected term of one-half year.

The following table summarizes information about the warrants outstanding at June 30, 2006:

The intrinsic value of the outstanding warrants at June 30, 2006 was $5,216,050.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may become involved in various litigation arising in the normal course of business.

A lawsuit was filed by one of the Company’s former employees in July 2004.  The lawsuit sought damages for $117,179 based on the breach of contract.  The lawsuit was subsequently settled for $80,000 on October 14, 2005, and the claim was paid in full in July 2006.

In June 2006, a debenture holder filed a lawsuit against us for breach of a convertible debenture for $10,000.  The Company settled the claim for $10,000 plus $350 in legal fees in July 2006.  The Company must pay the settlement fee by November 2006.

All of these amounts were included in the accompanying financial statements.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At June 30, 2006, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the quarter ended June 30, 2006, the Company recorded imputed interest at 12%.

Accrued consulting fees- related party: Effective October 1, 2003, the Company entered into an agreement with Calblue, Inc, to have the President of Calblue, Inc. serve as the CEO of the Company.  Pursuant to the agreement, the monthly remuneration for the CEO is $8,000.  At June 30, 2006, the Company has accrued consulting expenses to shareholders amounting $295,870. The Company recorded $72,000 consulting fees in the nine months ended June 30, 2006. The Company also issued 4,000,000 shares to Calblue, Inc. during the quarter ended December 31, 2005. The fair market value of $96,000 of the shares has been recorded as a consulting expense in the accompanying statement of operations.

NOTE 9 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings). During the nine months ended June 30, 2006, the Company did not operate flavoring segment.

The Company operates domestically as well as internationally.  The Company sells its machines to Australia, North America, Europe, Asia and South America.  The Company operates its revenue sharing program at this time domestically and currently has no long lived assets outside of the United States.

NOTE 10 – ACQUISITION OF MICROWAVE ROASTERS, INC.

On April 4, 2006, the Company entered into a stock purchase agreement with Microwave Roasters, Inc. (“MRI”), an Alabama company, whereby the Company would acquire 51% of MRI’s common stock for $580,000 in cash and notes plus 2,000,000 shares of the Company’s restricted common stock. In connection with the foregoing transaction, the Company, MRI and certain shareholders of MRI executed a Shareholders Agreement dated April 5, 2006. On May 22, 2006, the Company and MRI entered into an amended stock purchase agreement whereby the closing date of the transactions contemplated under the stock purchase agreement was changed to June 1, 2006.  This transaction with MRI has not yet closed.  The Company has a note receivable of $72,023 including interest receivable of $4,131 from MRI for advances made.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company received $854,584 from the sale of new debentures.

On August 14, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of 252,233,152 shares under the Securities Act of 1933.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction-Forward Looking Statements

Forward-Looking Statements and Associated Risks.  This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based largely on our company’s expectations and are subject to a number of risks and uncertainties, including those described in “Business Risk Factors” of our Form 10-KSB for the year ended September 30, 2005. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company’s industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Any forward-looking statement speaks only as of the date on which such statement is made, and Pop N Go, Inc.  undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Pop N Go, Inc. (the “Company”) was organized in October of 1996, for the purpose of conducting a business in the development, manufacturing, marketing and distribution of a new line of specialty food service and food vending machine equipment and related food products.  Revenue streams are anticipated to be generated in the future from (1) the sale of the Pop N Go vending machines; and (2) the operation of Company-owned revenue share machines, and which are typically located in schools, airports, shopping malls, retail stores and high traffic public locations.  The owner or operator and we share the revenue generated by Company-owned machines.  Our personnel provide maintenance and collection services for revenue sharing machines.

Going Concern

Our financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our independent auditor, Kabani & Company, has expressed substantial doubt as to our ability to continue as a going concern.  As shown in the financial statements, during the fiscal year ended September 30, 2005, we have incurred a loss of $2,533,153.  During the nine months ended June 30, 2006, we have incurred a loss of $9,653,282.  In addition, our cash flow requirements have been met through private placements of our common stock.  Because we continue to incur losses much of our debt is currently in default.  As of August 1, 2006, we have $7,734,740 in convertible debentures.  We are in default in the repayment of principal on approximately $3,396,303 or 44% of these convertible debentures (however, we are not in default under the secured convertible debentures with Cornell Capital Partners, LP).  We also have $1,174,512 in promissory notes, including the promissory notes issued to Branax LLC and the newly acquired note issued in connection with our purchase of 51% of the common stock of Microwave Roasters, Inc.  We are in default in the repayment of principal on 90% of these notes.  We owe delinquent payroll taxes of $150,990 and our professional advisors is owed $145,843, which is secured by a blanket security interest against all assets.

To obtain capital for our business development, infrastructure improvements and ongoing operations, we have entered into a convertible debenture with Cornell Capital Partners, LP for $1,200,000.  Our management intends to attempt to continue to raise additional financing through private equity or debt financing to pay down debt and/or reduce the cost of debt service.

By the end of the first calendar quarter of 2007, we believe that we will sell and place sufficient Pop N Go vending machines to meet our cash flow obligations.  We have started to manufacture popcorn machines in Shanghai, China which we believe will result in a significant cost savings and increase production capacity to 1,000 machines per month.  We expect to receive an initial shipment of 200 machines in October 2006.  We concluded successful pilot programs in several school districts and, as a result, we expect to place our popcorn machines in middle schools and high schools starting November 2006. The new requirement for healthy snacks in many school districts has resulted in a significant increase in demand for our hot air popcorn vending machines.  We are also testing machines with an international foodservice provider in corporate cafeterias and with a national drugstore chain.  We expect the nationwide trend toward healthy eating to play a major role in driving the demand for our popcorn machines.

Assurances cannot be given that financing through private placements will continue to be available or will be sufficient to meet our capital needs.  If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease business altogether

Management’s Strategy

We continually evaluate opportunities to improve popcorn machine models and assess the marketplace to capitalize on new business opportunities. The fundamental strategy is to launch a program to place our patented machines in schools, colleges and other major institutional facilities, including airports, hospitals and corporate cafeterias.  We are also engaged in a revenue sharing program which allows major food service operators to quickly incorporate our machines into their systems without any capital expenditures and with minimal space and labor requirements.

We have been successful in placing machines in retail stores, shopping malls and schools and believe our revenue sharing program will expand during the latter part of 2006 and into 2007.  Currently we have Company-owned popcorn units in place and operating in approximately 25 locations.

Results Of Operations

Three Months Ended June 30, 2006 Compared To The Three Months Ended June 30, 2005

The Company incurred a net loss of $4,434,802 for the three months ended June 30, 2006 as compared to a net loss of $647,772 for the three months ended June 30, 2005.  This loss represents a loss from operations of $523,132 and $315,100 for the three months ended June 30, 2006 and 2005, respectively.  The net loss also includes interest expense and financing costs and other income totaling $3,911,670 and $332,672 for the three months ended June 30, 2006 and 2005, respectively.

Total equipment sales for the three months ended June 30, 2006 were $0 as compared to $9,485 for the three months ended June 30, 2005. This represents a decrease of 100%.  The Company’s focus is on expanding the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines. Total cost of goods sold for equipment sales was $0 and 10,001 for the three months ended June 30, 2006 and 2005.  Equipment sold is reconditioned and due to costs of reconditioning and low profit margins on reconditioned equipment, the cost of goods sold exceeded equipment sales income.

Total revenue share income for the three months ended June 30, 2006 was $18,661 as compared to $2,763 for the three months ended June 30, 2005.  This represents an increase in revenue share income of 575% over the three months ended June 30, 2005.  This increase was primarily due to the Company continuing to test schools and other venues that will maximize revenue sharing sales.

Total cost of goods sold for revenue share income for the three months ended June 30, 2006 was $2,020 as compared to $0 for the three months ended June 30, 2005.  This increase was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses.  For the three months ended June 30, 2006, total general and administrative expenses were $539,773 as compared to $317,347 for the three months ended June 30, 2005.  This represents a 70% increase over the same period in the prior three months.  This increase was primarily due to higher overhead expenses.

Interest and financing cost and beneficial conversion feature expenses increased from $334,074 for the three months ended June 30, 2005 to $894,162 for three months ended June 30, 2006, which represents a 167% increase.  The Company also recorded other expense of $2,720,848 for the three months ended June 30, 2006 related to the change in the fair value of our warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to Cornell Capital Partners, LP and the beneficial conversion feature embedded in the convertible debt.  In addition during the three months ended June 30, 2006, we took a charge on the settlement of debt of $296,660.

Nine Months Ended June 30, 2006 Compared To The Nine Months Ended June 30, 2005

The Company incurred a net loss of $9,655,682 for the nine months ended June 30, 2006 as compared to a net loss of $1,840,909 for the nine months ended June 30, 2005.  This loss represents a loss from operations of $1,521,960 and $973,390 for the nine months ended June 30, 2006 and 2005, respectively.  The net loss also includes interest expense and financing costs and other income totaling $8,131,322 and $865,119 for the nine months ended June 30, 2006 and 2005, respectively.

Total equipment sales for the nine months ended June 30, 2006 were $23,543 as compared to $9,485 for the nine months ended June 30, 2005. This represents a 148% increase over the same comparable period in 2005.  The Company’s focus is on expanding the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines. Total cost of goods sold for equipment sales was $23,108 and $10,001 for the nine months ended June 30, 2006 and 2005, respectively.  Equipment sold is reconditioned and due to costs of reconditioning and low profit margins on reconditioned equipment, the cost of goods sold almost equalled equipment sales income.

Total revenue share income for the nine months ended June 30, 2006 was $53,814 as compared to $10,927 for the nine months ended June 30, 2005.  This represents an increase in revenue share income of 392% over the nine months ended June 30, 2005.  This increase was primarily due to the Company continuing to test schools and other venues that will maximize revenue sharing sales.

Total cost of goods sold for revenue share income for the nine months ended June 30, 2006 was $11,337 as compared to $6,444 for the nine months ended June 30, 2005.  This increase of 76% was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses. For the nine months ended June 30, 2006, total general and administrative expenses were $1,564,872 as compared to $977,357 for the nine months ended June 30, 2005.  This represents a 60% increase over the same period in the prior nine months.  This increase was primarily due to higher overhead expenses and stock issued/committed to be issued for services.

Interest and financing cost and beneficial conversion feature expenses increased from $869,325 for the nine months ended June 30, 2005 to $4,600,188 for nine months ended June 30, 2006.  The significant increase is due to a non-cash financing charge of $2,579,963 related to the convertible debt issued to Cornell Capital Partners, LP during the nine months ended June 30, 2006.  We also recorded other expense of $3,225,694 for the nine months ended June 30, 2006 related to the change in the fair value of our warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued with the Cornell Capital transaction and the beneficial conversion feature embedded in the convertible debt.    In addition in 2006 we took a charge on the settlement of debt of $296,660.

Liquidity And Capital Resources

As of June 30, 2006, we had cash and cash equivalents of $770,807 as compared to cash and cash equivalents of $2,874 as of June 30, 2005.  At June 30, 2006, we had a working capital deficiency (total current liabilities in excess of total current assets) of ($16,396,702) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($9,180,899) as of June 30, 2005.  This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes.

Net cash used in operating activities was $1,861,914 for nine months ended June 30, 2006, as compared to the net cash of $961,472 used in operating activities for the nine months ended June 30, 2005.

On November 16, 2005, we entered into a Securities Purchase Agreement pursuant to which we sold to Cornell Capital Partners, LP convertible debentures in the aggregate principal amount of $1,200,000 pursuant to the terms of the secured convertible debentures and related financing agreements.  The November 2005 secured convertible debentures in the principal amount of $1,200,000 consolidated prior convertible debentures and promissory notes issued to Cornell Capital Partners, LP, and included new additional convertible debentures, as described below.  On February 9, 2005, we issued to Cornell Capital Partners, LP a promissory note in the principal amount of $350,000, which accrued interest at 12% per annum (the “February 2005 Note”).  The February 2005 Note was issued to consolidate the following: (i) a 5% convertible debenture in the original principal amount of $70,000 issued on May 17, 2004; (ii) a 5% convertible debenture in the original principal amount of $70,000 issued on July 22, 2004; (iii) a 5% convertible debenture in the original principal amount of $60,000 issued on September 13, 2004, and (iv) a November 24, 2004, 12% promissory note in the original principal amount of $150,000.  On November 16, 2005, pursuant to the Securities Purchase Agreement, we surrendered the February 2005 Note for conversion into the convertible debentures and purchased additional convertible debentures for the total purchase price of $1,200,000.  Out of the total principal amount of $1,200,000, we received gross proceeds of $700,000 in November 2005 and $500,000 on December 21, 2005.  We received net proceeds of $638,049 under the secured convertible debentures. The total net proceeds take into account estimated expenses in the amount of $80,000, the payment of $350,000 to Cornell Capital Partners, LP for the repayment of the prior note issued to Cornell Capital Partners, LP on February 9, 2005, accrued interest of $41,057 and $90,894 in structuring and commitment fees.  The convertible debentures are secured by substantially all of our assets and accrue interest at 10% per annum.  Cornell Capital Partners, LP has the ability to foreclose on our assets if an event of default occurs pursuant to the underlying documents and is not remedied by us or waived by Cornell Capital Partners, LP.  The secured convertible debentures are due on November 16, 2008. Cornell Capital Partners, LP is entitled, at its option, to convert and sell all or any part of the principal amount of the convertible debentures, plus any and all accrued interest, into shares of common stock at a price equal to the lesser of (i) $0.03 and (ii) eighty percent (80%) of the lowest closing bid price of the common stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP.

 On November 16, 2005, we issued a warrant to Cornell Capital Partners, LP to purchase 120,000,000 shares of our common stock, at a fixed exercise price of $0.01 per share, or as subsequently adjusted pursuant to the terms of the warrant.  The warrant expires five years from the date of issuance.

On May 14, 2004, we entered into an Equity Distribution Agreement with Cornell Capital Partners, LP, pursuant to which we were entitled to issue and sell to Cornell Capital Partners, LP common stock for a total purchase price of up to $5,000,000.  Cornell Capital Partners, LP received a one-time commitment fee of 8,666,666 shares of our common stock.  On November 16, 2005, we and Cornell Capital Partners, LP mutually agreed to terminate the Standby Equity Distribution Agreement and the related documents in connection therewith.  We did not register any shares in connection with the Standby Equity Distribution Agreement, and did not draw down any advances thereunder.

Impairment Of Goodwill

We have adopted SFAS No. 142 for all goodwill and other intangible assets recognized in our statement of financial position as of September 30, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges.

Upon transition to the new impairment model, we recognized a reduction of its entire goodwill in the amount of $613,457.  This charge was a result of the valuation of goodwill based on a discounted cash flow method in the 4th quarter in accordance to SFAS No. 142.

Note Receivable

On June 30, 2006, we have a receivable on a promissory note, amounting $72,023. The note bears an interest rate of 10% per annum.

Convertible Debentures And Promissory Notes

We are currently experiencing difficulties in meeting our debt obligations.  We have been able to generate cash through private placements of our common stock. However, as of June 30, 2006 we held $7,430,016 in convertible debentures.  We are in default on a majority of these convertible debentures.  We have short term notes in the amount of $905,949.  We are in default on a majority of these notes.  Due to our lack of cash flow, nearly all of the convertible debt placed prior to June 30, 2005 is currently in default.  We plan to attempt to become current on these obligations by converting our debentures and promissory notes to common stock of the Company and/or issuing long-term promissory notes.  We have been in discussions with holders of over 80% these obligations.

In December 2005, the shareholders approved an increase in authorized shares from 300,000,000 to 900,000,000 which gives the company the opportunity to convert our debentures and promissory notes to common stock of the Company.  We expect to issue new long-term debt to refinance that portion of our debt that we do not convert to equity. We believe that the issuance of new long-term debt will be under terms that will allow us to make payments out of positive cash flow expected by the first quarter of 2007.  Our ability to service any new long term notes will be dependent on our ability to successfully execute our business plan.  There is no assurance that we will be able to make timely payments on any debt instruments that we issue in the future.

Branax, LLC

On July 6, 2001, pursuant to an agreement to purchase membership interests, Pop N Go, through our newly formed, wholly owned subsidiary, POPN Acquisition Corp, acquired 100% of the membership interests of Branax, LLC.  We issued a promissory note to Branax, LLC for $240,000 in connection with our acquisition of Branax in July 2001.

Branax produces Flixstix, the first flavoring for popcorn to be offered in individual servings. Branax has been attempting to develop partnering programs with major food manufacturers. Although there was a successful program with one major customer, the delay in developing significant revenues from Branax has resulted in the decision to write off goodwill. We believe that Branax has several opportunities for significantly expanding its sales which could be enhanced if we are able to raise additional capital.   We believe the capital would enable Branax to develop the specialized packaging and product mix required by these significant customers.  There is no assurance such capital will be available, or on what terms.

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

We recognize revenues at the time products are shipped. Revenue streams are generated from (1) the sale of the Pop N Go vending machines; and (2) the operation of our owned revenue share machines, which are Company-owned and are typically located in retail stores, shopping malls and high traffic locations.  The owner or operator and we share the revenue generated by Company-owned machines. Our personnel provide maintenance and collection services for revenue sharing machines. It is estimated that up to 80% of our machines will be operated on a revenue sharing program. We also have in market testing, Branax’s popcorn flavorings, and anticipates generating revenues in 2007 from the sale of this product.  The Company also has in market testing, Branax’s popcorn flavorings, and anticipates generating revenues in 2007 from the sale of this product.  There is of course no assurance that we will be successful or will realize profits from its activities.

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

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Principal Accounting Officer (which is one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives.  The Company’s Chief Executive Officer/Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the “Commission”) and accumulated and communicated to the Company’s management, including its Chief Executive Officer/ Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(b)

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company‘s Chief Executive Officer/Principal Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

A lawsuit was filed by a one of our former employees in July 2004.  The lawsuit sought damages for $117,179 based on the breach of contract.  The lawsuit was subsequently settled for $80,000 on October 14, 2005, and the claim was paid in full in July 2006.

In June 2006, a debenture holder filed a lawsuit against us for breach of a convertible debenture for $10,000.  We settled the claim for $10,000 plus $350 in legal fees in July 2006.  We must pay the settlement fee by November 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company issued an aggregate total of 46,292,063 shares of common stock during the three monhts ending June 30, 2006 to various individuals and entities..

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default in the repayment of principal on approximately $3,396,303 or 44% of our convertible debentures and are in default in the repayment of principal on 90% of our short-term notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following exhibits are filed as part of this filing:

Exhibit No	Description	Location

3.1	Certificate of Amendment to Certificate of Incorporation dated December 18, 2005	Incorporated by reference as Exhibit 3.1(v) to the Registration Statement on Form SB-2 filed with the Commission on August 14, 2006

10.1	Securities Purchase Agreement dated November 16, 2006, by and between Pop N Go, Inc. and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on February 14, 2006

10.2	Secured Convertible Debenture, dated November 16, 2005, issued by Pop N Go, Inc. to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on December 15, 2005

10.3	Investor Registration Rights Agreement dated February 14, 2006, by and between Pop N Go, Inc. and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Commission on February 14, 2006

10.4	Security Agreement dated November 16, 2006, by and between Pop N Go, Inc. and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.5 to Form 8-K filed with the Commission on February 14, 2006

10.5	Warrant issued to Cornell by Pop N. Go, Inc. dated November 16, 2005.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on December 15, 2005

10.6	Escrow Agreement among Cornell Capital Partners, LP, Pop N Go, Inc. and David Gonzalez	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on December 15, 2005

10.7	Agreement to Purchase Stock, dated as of April 4, 2006, by and between Pop N Go, Inc. and Microwave Roasters, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on June 8, 2006

10.8	Stockholders Agreement, dated as of April 5, 2006, by and among Pop N Go, Inc., Microwave Roasters, Inc., and certain signatories thereto	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on June 8, 2006

10.9	Amendment to Agreement to Purchase Stock, dated as of May 22, 2006	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the Commission on June 8, 2006

31.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b)

Reports of Form 8-K:

On January 5, 2006, the Company filed a Current Report on Form 8-K disclosing the entry into an Agreement to Purchase Stock (the “Stock Purchase Agreement”), with Microwave Roasters, Inc., an Alabama company (“MRI”), whereby the Company acquired fifty-one percent (51%) of MRI’s common stock for five hundred eighty thousand dollars ($580,000) in cash and notes and two million (2,000,000) shares of the Company’s restricted common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

POP N GO, INC.

/s/ Melvin Wyman
Melvin Wyman	Chief Executive Officer and	August 19, 2006
Sole Director