Form 10KSB
period 2006-09-30
POP N GO INC
filed 2007-01-17
CIK 1071819

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Title of Class:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not intended in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

State issuer’s revenues for its most recent fiscal year: $96,659.00

The number of shares outstanding of the issuer’s Common Stock as of December 31, 2006, was 262,625,436 shares.

The aggregate market value of the Common Stock (Shares) held by non-affiliates, based on the closing market price ($0.028) of the Common Stock as of December 31, 2006 was $7,353,512

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No   [X]

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

TABLE OF CONTENTS

Page

PART I

3

ITEM 1.  DESCRIPTION OF BUSINESS

9

ITEM 2.  DESCRIPTION OF PROPERTY

9

ITEM 3.  LEGAL PROCEEDINGS

9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

3

PART II

10

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

28

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

33

ITEM 7.  FINANCIAL STATEMENTS

35

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

35

ITEM 8A.  CONTROLS AND PROCEDURES

35

ITEM 8B.  OTHER INFORMATION

36

PART III

36

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

36

ITEM 10. EXECUTIVE COMPENSATION

37

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

38

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

38

ITEM 13. EXHIBITS

39

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

40

SIGNATURES

42

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

Pop N Go can be operated in automatic vend mode, manual mode or via remote control in manual locations where the machine is not located in close proximity to the cashier. It is available in counter top or floor models. Both models feature a napkin and salt dispenser and a waste drawer. The vendor features fully programmable system parameters, including cook time, temperature and butter dispenser. All subsystems can be easily removed for cleaning and maintenance. The machine’s computerized audit system allows for easy access to vend history.

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

In addition to the United States, where the Company has revenue share programs in schools, military bases and shopping malls, the Company also has targeted the international market for the sale of popcorn units. The Company has shipped machines to Mexico, Canada, U.K.,China, Cyprus, Korea, Lebanon, Venezuela, Poland, Australia and Israel.

C.   The Market

Vending is estimated to be a $46 billion industry according to the trade publication “2002 Vending Times”, and worldwide popcorn sales are in excess of 18 billion quarts annually according to the 2006 Popcorn Institute estimate. Management believes the ability to deliver hot fresh popcorn popped right in front of the customer with all of the smell and sound of fresh popping corn presents a powerful attract mode to the consumer. The vend price of $1 for a 46 ounce cup of popcorn represents significant value to the consumer and allows the owner/operator to net up to $0.80 for each cup vended, before paying any location commissions.

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

D.   Marketing

According to a 2006 publication from "Vending Times," a trade publication, vending machines are placed in 1.5 million locations in United States. Tnese locations include schools, hospitals, shopping centers, airports,travel plazas, convenience stores, bowling alleys, schools, hospitals, offices and military bases.

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

K.    Employees

Pop N Go has five full time and two part-time employees and six independent contractors. None of its employees belong to a union.

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

Going Concern

Our financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our independent auditor, Kabani & Company, has expressed substantial doubt as to our ability to continue as a going concern.  As shown in the financial statements, during the fiscal years ended September 30, 2006 and 2005, we have incurred losses of $9,051,436 and $2,533,153, respectively.  In addition, our cash flow requirements have been met through private placements of our common stock.  Because we continue to incur losses much of our debt is currently in default. As of December 31, 2006, we have $8,998,651 in convertible debentures.  We are in default in the repayment of principal on approximately $3,320,008 or 37% of these convertible debentures.  We also have $1,059,152 in promissory notes including a promissory note we issued to Branax, LLC in the amount of $240,000.  We are in default in the repayment of principal on approximately 84% of these notes as of December 31, 2006.

Defaults On Convertible Debentures And Promissory Notes

We plan to attemp to become current on these obligations by converting our debentures and promissory notes to common stock of the Company and/or issuing long-term promissory notes.  We have been in discussions with holders of over 80% these obligations.  We are contacting holders of expired debentures and requesting renewals by offering a conversion rate more acceptable with today’s market value and we expect to reach a repayment agreement with holders of a minimum of 80% of our debt (convertible debentures and promissory notes).  Our repayment obligations under the defaulted debentures and notes can be accelerated by the holders at any time.

In December 2005, the shareholders approved an increase in authorized shares from 300,000,000 to 900,000,000 which gives the Company the opportunity to convert our debentures and promissory notes to common stock of the Company.  We expect to issue new long-term debt to refinance that portion of our debt that we do not convert to equity.  Our ability to service any new long term notes will be dependent on our ability to successfully execute our business plan.  There is no assurance that we will be able to convert our existing debt to equity make timely payments on any debt instruments that we issue in the future.

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

Risks Related To Our Business

We Are In Currently In Default On Our Debt, Which May Be Accelerated And Which Could, Therefore, Cause Us To Cease Or Significantly Curtail Our Business Operations If The Full Amount Of Our Debt Becomes Due

We currently have $8,998,651 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to Cornell Capital Partners, LP.  Of those debentures, $3,320,008, or 37% of the total convertible debentures, are in default.  We also have short term notes in the amount of $1,059,152.  We are in default of $690,225 of those notes, including a promissory note we issued to Branax, LLC in the amount of $240,000.  Our default on these obligations is substantial. The full amount of our defaulted debt may be accelerated.  Acceleration of the full amount of our debt would have a material adverse consequence on our ability to carry out our business plan and to continue as a going concern and could cause us to curtail or cease our operations.   We intend to attempt to issue new long term debt to refinance that portion of our debt that we do not convert to equity.  Our ability to service any new long term notes will be dependent on our ability to successfully execute our business plan.  There is no assurance that we will be able to make timely payments on any debt instruments that we issue in the future.  Acceleration of our debt may result in our shareholders losing all or a substantial part of their investment in our Company.

Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners, LP Are Secured By All of Our Assets Which Could Cause Our Operations To Cease If We Default On The Secured Convertible Debentures

Our obligations under the secured convertible debentures issued to Cornell Capital Partners, LP are secured by all of our assets.  Although we are currently in default on $3,320,000 of the $8,998,651 of the outstanding convertible debentures, we are not in default under the secured convertible debenture issued to Cornell Capital Partners, LP.  If we were to default under the terms of the secured convertible debentures, Cornell Capital Partners, LP could foreclose its security interest and liquidate all of our assets.  This would cause us to cease operations.

We Have Been The Subject Of A Going Concern Opinion From Our Independent Auditors, Raising A Substantial Doubt About Our Ability To Continue As A Going Concern

Our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.  During the fiscal years ended September 30, 2006 and 2005, we have incurred losses of $9,051,436 and $2,533,153, respectively.    In addition, our cash flow requirements have been met through private placements and issuances of convertible debentures and promissory notes to various investors.  Because we continue to incur losses much of our debt is currently in default. As of December 31, 2006, we have $8,998,651 in convertible debentures.  We are in default in the repayment of principal on approximately $3,320,008 or 37% of the convertible debentures.  We also have $1,059,152 in promissory notes and are in default in the repayment of principal on 84% of these notes as of December 31, 2006.  We owe delinquent payroll taxes of $150,990.  Previous legal counsel is owed $146,724 which is secured by a blanket security interest against all assets.

Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our management anticipates that we will incur net losses for the immediate future, and expect our operating expenses to increase significantly, and, as a result, we will need to generate monthly revenue if we are to continue as a going  concern.  However, to the extent that we do not generate revenue, that we do not obtain additional funding, that our stock price does not increase, and that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern.

We Have Had Negative Cash Flows From Operations And Our Business Operations May Fail If Our Actual Cash Requirements Exceed Our Estimates, And We Are Not Able To Obtain Further Financing

We have had negative cash flows from operations.  To date, we have incurred significant expenses in product development and administration in order to ready our products for market.  Our business plan calls for additional significant expenses necessary to bring our products to market.  We believe we do not have sufficient funds to satisfy our short-term cash requirements.  There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.  In particular, additional capital may be required in the event that:

•

we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

•

we incur delays and additional expenses as a result of technology failure;

•

we are unable to create a substantial market for our product and services; or

•

we incur any significant unanticipated expenses.

If we are unable to obtain such additional capital, our financial condition and results of operations may be adversely affected and we may cease operations.  If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, compete effectively or sustain our current operations.

We Have Sustained Our Operations Through Private Placements Of Promissory Notes, Convertible Debentures And Common Stock, And If We Will Not Be Able To Continue Doing So In The Future, We Will Not Be Able To Sustain Our Operations

We have traditionally sustained our operations through private placements of notes, convertible debentures and common stock. In the event that we will not be able to conduct these type of private placements to raise capital, we may not be able to sustain our business operations. We will also be forced to raise additional capital through financing, which may not be available to us in the amounts or terms and conditions acceptable to us.

We May Not Be Able To Obtain Financing On Terms Acceptable To Us, Resulting In Our Business Operations Being Scaled Down Or Terminated

We need additional equity or debt financing, but such financing may not be available to us on acceptable terms.  We are seeking financing through the placement of convertible debentures and promissory notes with various investors.  However, additional funding may not be available to us, and, even if it is available, such financing may be (i) extremely costly, (ii) dilutive to existing stockholders and/or (iii) restrictive to our ongoing operations.  If we are unable to raise further financing on satisfactory terms to us at such times when we require it, our continued operations may have to be scaled down or even terminated.

We Have A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2006 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

We had a working capital deficit of $15,896,207 at September 30, 2006, which means that our current liabilities exceeded our current assets on September 30, 2006 by that amount.  Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on September 30, 2006 were not sufficient to satisfy all of our current liabilities on that date, which may adversely impact our financial condition.

We Are Currently In Default On Our Promissory Note We Issued To Branax, LLC Which Could Result in Litigation and Force Us to Expend Significant Time, Money and Other Resources

We issued a promissory note to Branax, LLC for $240,000 in connection with our acquisition of Branax, LLC in July 2001.  Our default on this promissory note could result in litigation between us and the former shareholders of Branax, LLC.  If such litigation were to occur we would be forced to expend significant time, money and other resources that could otherwise be used to advance our business operations.  Such prolonged litigation would have an adverse impact on our financial condition.

Fluctuations Or Decreases In The Trading Price Of Our Common Stock May Adversely Affect The Liquidity Of The Stock’s Trading Market And Our Ability To Raise Capital Through Future Offerings Of Capital Stock

The stock market from time to time experiences extreme price and volume fluctuations which are often unrelated to the operating performance of particular companies.  The market price of our common stock has been volatile, and it may continue to be volatile in the future.  Fluctuations or decreases in the trading price of our common stock may adversely affect the liquidity of the stock’s trading market and our ability to raise capital through future offerings of capital stock.

Unless We Can Establish Significant Sales Of Our Current Products, Our Potential Revenues May Be Significantly Reduced

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our products, such as the Pop N Go vending machines.  We expect that these product offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future.  The successful introduction and broad market acceptance of our products - as well as the development, introduction and market acceptance of any future enhancements - are, therefore, critical to our future success and our ability to generate revenues.  There can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements.  Failure to achieve broad market acceptance of our vending popcorn machines and related products, as a result of competition, technological change, or otherwise, would significantly harm our business.  Our revenues could be substantially less than we expect if these risks affect our ability to successfully sell our products.

Mr. Wyman Is Our CEO, President and Sole Director And We Have Entered Into A Consulting Agreement With Calblue, Inc., Controlled By Wyman Which Presents A Conflict Of Interest Regarding The Approval Of The Terms Of Such Consulting Agreement

Mr. Wyman is our Chief Executive Officer, President and sole director. Mr. Wyman also serves as our Principal Accounting and Financial Officer. As our CEO, President and sole director, Mr. Wyman is the only person responsible for approving agreements entered into by us. As such Mr. Wyman may approve any salary, or an increase in salary, he believes Calblue, Inc. is entitled to receive without having to seek the approval of any other director of POP N GO. We entered into a Consultant Agreement with Calblue, Inc. on October 1, 2006, whereby Wyman, president of Calblue, was appointed as Chief Executive Officer and President of Pop N Go.  Calblue’s tenure is for a three-year term, and will automatically renew on October 1, 2009 unless the parties agree, in writing, to terminate or change the Agreement.  Calblue’s compensation during the three-year term is $150,000, $180,000, $240,000, respectively, payable on a monthly basis. There is a $1,500 month allowance for insurance during term of agreement.  Calblue was awarded $25,000 and 4,000,000 shares of restricted common stock issuable upon the execution of a final employment agreement between consultant and the Company.  Additionally, a performance bonus will be determined by incremental quarterly increase in the market capitalization of the company stock. The parties agree to use $5 million as the baseline market cap for quarter one beginning October 1, 2006. Calblue, Inc. will be paid an amount equal to 2% of each succeeding quarterly market cap increase. Payment will be made in cash or stock at the option of Calblue, Inc. Because Mr. Wyman is the only person responsible for this consulting agreement entered into by us, this present presents a conflict of interest.

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success largely depends on the efforts and abilities of Melvin Wyman, our Chief Executive Officer and President.  The loss of the services of Mr. Wyman could materially harm our business because of the cost and time necessary to find a successor.  Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Mr. Wyman.  We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Penny stocks are stock:

•

With a price of less than $5.00 per share;

•

That are not traded on a “recognized” national exchange;

•

Whose prices are not quoted on the Nasdaq automated quotation system; (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

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

ITEM 3.  LEGAL PROCEEDINGS

A lawsuit was filed in the District Court-Hennepin County-State of Minnesota by a former employee of the Company in July 2004.  The lawsuit seeks damages for $117,179 based on the breach of contract.  The lawsuit was subsequently settled for $80,000 on October 14, 2005. The Company agreed to pay monthly payments and paid in full by June 30, 2006.

A lawsuit was filed in LA Superior Court-Santa Monica District on August 10, 2005 against the Company and an officer of the Company arising from a settlement agreement entered into by the officer to resolve a lawsuit filed in April 1996 which was prior to the formation of Pop N Go. Pop N Go was not a party to the lawsuit or the stipulated judgment that resolved the case. The Company initial demurrer was sustained by the court and was subsequently dismissed on April 14, 2006.

A lawsuit was filed in the Circuit Court of Cook County Illinois on March 22, 2006. The Company had a nonexclusive agreement for fees if the plaintiff found investors and fee was payable upon funding.  The Company was served on July 21, 2006 and plans to file a motion to dismiss the complaint for failure to state a cause of action. The Company will contest the allegations in the complaint as there is no merit to plaintiff claim per the Company legal counsel opinion. Plaintiff is seeking $400,000 plus interest, attorney fees and court costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 2005, shareholders of the Company holding more than 50% of the Company’s outstanding common stock, acted by written consent and without a shareholders’ meeting and without a proxy solicitation, to amend the Articles of Incorporation to increase authorized capital from 300,000,000 shares of common stock, $0.001 par value, to 900,000,000 shares of common stock, $0.001 par value. Subsequently, on December 16, 2005, an amendment was filed to the Company’s Articles of Incorporation, so increasing its authorized common stock to 900,000,000 shares of common stock, $0.001 par value.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Net Tangible Book Value Per Share

As of September 30, 2006, the net tangible book value of our common stock was ($14,349,461) or ($0.07) per share of common stock, based upon 218,175,348 shares outstanding.  “Net tangible book value” per share represents the amount of our total tangible assets reduced by our total liabilities divided by the number of shares of common stock outstanding.

Market Price Of Our Common Stock

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

YEAR 2004	High Bid	Low Bid
Quarter Ended March 31, 2004	$0.018	$0.007
Quarter Ended June 30, 2004	$0.040	$0.015
Quarter Ended September 30, 2004	$0.032	$0.018
Quarter Ended December 31, 2004	$0.025	$0.011

YEAR 2005	High Bid	Low Bid
Quarter Ended March 31, 2005	$0.030	$0.0101
Quarter Ended June 30, 2005	$0.028	$0.014
Quarter Ended September 30, 2005	$0.026	$0.013
Quarter Ended December 31, 2005	$0.028	$0.017

YEAR 2006	High Bid	Low Bid
Quarter Ended March 31, 2006	$0.032	$0.017
Quarter Ended June 30, 2006	$0.058	$0.031
Quarter Ended September 30, 2006	$0.045	$0.019
Quarter Ended December 31, 2006	$0.028	$0.018

Records of our stock transfer agent indicate that as of September 30, 2006, there were 698 record holders of our common stock.

Dividend Policy

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

During the past three years, the Company has sold the following securities without registering the securities under the Securities Act of 1933, as amended.

Date	Title & Amount of Securities	Principal Underwriters	Nature & Amount of Consideration	Underwriting Discounts & Commissions	Exemption Relied Upon
October 2004	(11) Convertible Debentures $74,500	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2004	(2) Warrants 150,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
November 2004	(5) Convertible Debentures $57,500	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2004	(1) Convertible Debenture $1,000	None	Combines previous cash investments of $6,000 with an additional $1,000 cash investment earning 12/% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2004	(1) Convertible Debenture $10,000	None	Combines previous cash investments of $10,000 with an additional $10,000 cash investment earning 15/% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2004	(5) Convertible Debentures $46,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2004	(2) Convertible Debentures $75,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2004	(2) Warrant s 550,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)

January 2005	(3) Convertible Debentures $15,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2005	(2) Convertible Debentures $5,000	None	Cash Investments earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2005	(1) Convertible Debenture $10,000	None	Combines previous cash investments of $20,000 and additional $10,000 investment, earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2005	(1) Convertible Debenture $10,000	None	Combines previous cash investments of $10,000 and additional $10,000 investment, earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2005	(1) Warrant 100,00 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
February 2005	(3) Convertible Debentures $21,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
February 2005	(1) Convertible Debenture $9,300	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
February 2005	(1) Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
March 2005	(1) Convertible Debenture $1,000	None	Combines previous cash investments of $2,500 and additional $1,000 investment, earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

March 2005	(5) Convertible Debentures $40,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
March 2005	(3) Convertible Debentures $50,000	None	Cash Investments earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
March 2005	(1) Convertible Debenture $20,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
March 2005	(3) Convertible Debentures $150,000	None	Cash Investments earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
April 2005	(7) Convertible Debentures $47,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
April 2005	(1) Convertible Debenture $5,000	None	Combines previous cash investments of $5,000 and additional $5,000 investment, earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
April 2005	(1) Convertible Debenture $40,000	None	Combines previous cash investments of $10,000 and additional $40,000 investment, earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
April 2005	Convertible Debenture $25,000	None	Combines 2 previous cash investments of $10,000 and additional $25,000 investment, earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
May 2005	(6) Convertible Debentures $40,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

May 2005	(2) Convertible Debentures $10,000	None	Cash Investments earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
May 2005	(1) Convertible Debenture $5,000	None	Combines previous cash investments of $30,000 and additional $5,000 investment, earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
June 2005	(5) Convertible Debentures $30,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
June 2005	(1) Convertible Debenture $10,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
June 2005	(1) Convertible Debenture $15,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
July 2005	(3) Convertible Debentures $20,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
July 2005	(3) Convertible Debentures $15,000	None	Cash Investments earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
July 2005	(1) Convertible Debenture $25,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
August 2005	(7) Convertible Debentures $38,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

September 2005	(1) Convertible Debenture $9,500	None	Cash Investment earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
September 2005	(1) Convertible Debenture $6,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
September 2005	(5) Convertible Debentures $88,500	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
September 2005	(1) Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2005	(8) Convertible Debentures $37,500	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2005	(1) Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2005	Convertible Debenture $95,000	None	Combines previous cash investments of $5,000 and additional $95,000 invest-ment, earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2005	Common Stock 18,745,000	None	Shares issued as incentive for cash investments for total value of $396,666	None	4(2)
October 2005	Common Stock 8,899,225	None	Issued for $186,475 Debt Reduction	None	4(2)
October 2005	Common Stock 14,700,000	None	Services Rendered Per Contract and/or Consulting for value $169,500	None	4(2)

October 2005	Common Stock 4,000,000	None	Issued to Officers for value $96,000.00	None	4(2)
October 2005	Common Stock 1,000,000	None	Employee Incentive 0.024 per share $24,000.00 Value	None	4(2)
October 2005	Common Stock 50,000	None	Stock Purchase for Value $1,000.00	None	4(2)
November 2005	Secured Convertible Debenture $500,000.00	None	Cash Investment earning 10% Quarterly - 2 year Maturity date	None	4(2)
November 2005	(3) Convertible Debentures $17,500	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2005	(1) Convertible Debenture $20,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2005	(2) Convertible Debentures $100,000	None	Cash Investments earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2005	Common Stock 3,600,000	None	Services Rendered Per Contract Consulting Value $86,400.00	None	4(2)
December 2005	Secured Convertible Debenture $700,000.00	None	Cash Investment earning 10% Quarterly - 2 year Maturity date	None	4(2)
December 2005	(15) Convertible Debentures $123.000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

December 2005	(1) Convertible Debenture $50,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2005	(1) Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2006	(8) Convertible Debentures $61,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2006	(2) Convertible Debentures $45,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2006	(7) Convertible Debentures $55,000	None	Cash Investments earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2006	(2) Convertible Debentures $125,000	None	Cash Investments earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2006	Warrant 2,000,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
February 2006	(11) Convertible Debentures $75,500	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
February 2006	(1) Convertible Debenture $15,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

February 2006	(1) Convertible Debenture $25,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
February 2006	(3) Convertible Debentures $50,000	None	Cash Investments earning 15% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
February 2006	(1) Warrants 200,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
March 2006	(12) Convertible Debentures $91,500	None	Cash Investments earning 12% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
March 2006	(2) Convertible Debentures $50,000	None	Cash Investments earning 13% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
March 2006	(1) Convertible Debenture $40,000	None	Cash Investment earning 15% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
March 2006	(3) Warrants 360,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
March 2006	Promissory Note $65,000	None	Monthly payment of $4,938.25 w/ interest at 10% for 14 months starting on 3/20/06 and ending on 4/20/07	None	4(2)
April 2006	(34) Convertible Debentures $317,500	None	Cash Investments earning 12% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)

April 2006	(5) Convertible Debentures $100,000	None	Cash Investments earning 13% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
April 2006	(5) Convertible Debentures $74,000	None	Cash Investments earning 14% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
April 2006	(5) Convertible Debentures $125,000	None	Cash Investments earning 15% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
April 2006	(1) Convertible Debenture $50,000	None	Cash Investment earning 18% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
April 2006	Convertible Debenture $20,000	None	Combines previous cash investments of $10,000 and additional $10,000 investment, earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
April 2006	Convertible Debenture $12,500	None	Combines previous cash investments of $5,000 and additional $7,500 investment, earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
April 2006	Convertible Debenture $15,000	None	Combines previous cash investments of $10,000 and additional $5,000 investment, earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
May 2006	(20) Convertible Debentures $191,000	None	Cash Investments earning 12% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)

May 2006	(9) Convertible Debentures $175,000	None	Cash Investments earning 13% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
May 2006	(1) Convertible Debentures $50,000	None	Cash Investment earning 14% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
May 2006	(2) Convertible Debentures $22,935	None	Cash Investments earning 15% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
May 2006	Warrants 100,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
May 2006	Common Stock 4,156,666	None	4,156,666 shares for incentive for cash investments for total value of $93,610 at average rate of $0.0225	None	4(2)
May 2006	Common Stock 4,369,000	None	4,369,000 shares issued for Services Rendered in Consulting for value of $97,076 at average rate of $0.0222	None	4(2)
May 2006	Common Stock 100,000	None	100,000 shares issued for warrants exercised at $0.02 per share - $2,000	None	4(2)
May 2006	Common Stock 1,000,000	None	1,000,000 issued for Private Placement Stock Purchase @ $0.018 - $18,000	None	4(2)
May 2006	Common Stock 1,000,000	None	1,000,000 issued for Private Placement Stock Purchase @ $0.02 - $20,000	None	4(2)
May 2006	Common Stock 2,000,000	None	2,000,000 issued for Conversion of Short Term Note @ $0.02 reducing debt by $40,000.00	None	4(2)
May 2006	Common Stock 6,266,397	None	6,266,397 shares issued for conversion of accrued interest payable at $0.02 reducing debt by $125.328	None	4(2)

May 2006	Common Stock 27,400,000	None	27,400,000 shares issued for conversion of Convertible Debentures at $0.02 reducing debt by $548,000	None	4(2)
June 2006	(11) Convertible Debentures $109,000	None	Cash Investments earning 12% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
June 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 12% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
June 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 14% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
June 2006	(1) Convertible Debenture $30,000	None	Cash Investment earning 14% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
June 2006	(3) Convertible Debenture $195,000	None	Cash Investment earning 15% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
June 2006	(2) Warrants 350,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
June 2006	Warrants 100,000 Shares	None	The right to purchase common shares at a price of $0.04 per share granted as incentive for cash investment	None	4(2)
June 2006	Warrants 50,000 Shares	None	The right to purchase common shares at a price of $0.035 per share granted as incentive for cash investment	None	4(2)

June 2006	Stock Purchase Agreement $510,000	None	Stock Purchase Agreement for 51% of Stock Purchase in Microwave Roasters, Inc with quarterly payments of 35,000 for nine quarters and final payment of $195,000 bearing 5% interest per annum.	None	4(2)
July 2006	(9) Convertible Debentures $56,600	None	Cash Investments earning 12% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
July 2006	(4) Convertible Debentures $75,000	None	Cash Investment earning 13% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
July 2006	(3) Convertible Debentures $87,125	None	Cash Investment earning 14% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
July 2006	(5) Convertible Debentures $210,000	None	Cash Investment earning 20% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
July 2006	(4) Warrants 600,000 Shares	None	The right to purchase common shares at a price of $0.04 per share granted as incentive for cash investment	None	4(2)
August 2006	(3) Convertible Debentures $20,359.00	None	Cash Investment earning 12% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
August 2006	(4) Convertible Debentures $75,500	None	Cash Investment earning 13% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
August 2006	(2) Convertible Debentures $25,000	None	Cash Investment earning 15% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)

August 2006	(5) Convertible Debentures $500,000	None	Cash Investment earning 20% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
September 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.03 per share of Common Stock	None	4(2)
September 2006	(3) Convertible Debentures $45,000	None	Cash Investments earning 13% quarterly and convertible at $0.03 per share of Common Stock	None	4(2)
September 2006	(2) Convertible Debentures $20,000	None	Cash Investment earning 15% quarterly and convertible at $0.03 per share of Common Stock	None	4(2)
September 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 16% quarterly and convertible at $0.03 per share of Common Stock	None	4(2)
September 2006	(2) Warrants 250,000 Shares	None	The right to purchase common shares at a price of $0.03 per share granted as incentive for cash investment	None	4(2)
October 2006	Common Stock 1,923,077	None	$25,000 of Secured Convertible Debenture was converted to 1,923,077 restricted shares of common stock	None	4(2)
October 2006	(5) Convertible Debentures $56,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(2) Convertible Debentures $20,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

October 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 16% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 17% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(2) Convertible Debentures $30,000	None	Cash Investments earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(4) Warrants 600,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
November 2006	(5) Convertible Debentures $50,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(3) Convertible Debentures $75,000	None	Cash Investments earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(3) Convertible Debentures $85,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(1) Convertible Debenture $100,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

November 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 16% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 17% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(2) Warrants 150,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
December 2006	(3) Convertible Debentures $30,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(3) Convertible Debentures $50,000	None	Cash Investments earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(2) Convertible Debentures $60,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(2) Convertible Debentures $60,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(2) Convertible Debentures $86,864	None	Cash Investments earning 16% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

December 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 17% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(1) Convertible Debenture $100,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(1) Convertible Debenture $6,200	None	Combines previous cash investments of $5,000 and additional $2,500 investment, earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	Common Stock 9,000,000	None	6,000,000 shares issued to Consulting for value of $210,000 at an average rate of $0.023	None	4(2)
December 2006	Common Stock 3,000,000	None	3,000,000 shares issued for Conversion of Short Term Notes reducing debt by $124,934	None	4(2)
December 2006	Common Stock 500,000	None	500,000 issued for Private Placement Stock Purchase @ $0.03 for $15,000	None	4(2)
December 2006	Common Stock 3,679,473	None	3,679.473 shares issued for conversion of accrued interest payable at an average rate of $0.05 reducing debt by $182,474	None	4(2)
December 2006	Common Stock 6,150,028	None	6,480,028 shares issued to Consulting Finders Fee for value of $230,434 at an average rate of $0.034	None	4(2)
December 2006	Common Stock 4,550,000	None	4,550,000 shares issued as additional consideration with cash investments valued at $100,550 or average of $0.022	None	4(2)
December 2006	Common Stock 500,000	None	500,000 shares issued as loan incentive valued at $5,000 or $0.01	None	4(2)
December 2006	Common Stock 2,000,000	None	2,000,000 shares issued per the Purchase Agreement to purchase 49% stock in Microwave Roasters valued at $112,441	None	4(2)

December 2006	Common Stock 13,147,500	None	13,147,500 shares issued for conversion of convertible debentures reducing debt by $262,950	None	4(2)

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

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company’s ability to continue as a going concern for the year ended September 30, 2006 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on 37% of its convertible debentures and 84% of the short-term note payables. The Company owes delinquent payroll taxes of $155,729, which accrued prior to September 2002. Legal counsel is owed $147,354 for past due invoices as of September 30, 2006, which is secured by a blanket security interest against all assets.

The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

We have a working capital deficit of $15,896,207 at September 30, 2006, which means that our current liabilities exceeded our current assets on September 30, 2006 by that amount.

Assurances cannot be given that financing through private placements will continue to be available or will be sufficient to meet our capital needs.  If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease business altogether.

Results of Operations

Year Ended September 30, 2006 Versus Year Ended September 30, 2005

The Company incurred a net loss of $9,051,436 for the year ended September 30, 2006 as compared to a net loss of $2,533,153 for the year ended September 30, 2005.  The net loss of $6,518,283, or 72%, is primarily attributable to loss from operations, interest expense and other income.

Total equipment sales for the year ended September 30, 2006 were $23,743 as compared to $14,411 in the prior year.  The increase of $9,332, or 64%, is due to increased sales of equipment.   The Company’s focus is on expanding the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines.  Total cost of goods sold for equipment sales, for the year ended September 30, 2006 was $25,556, compared to cost of $16,400 of goods sold in the fiscal year 2005.  This represents a $9,156 or 56% increase, attributable mainly to cost of selling reconditioned equipment at lower profit margins.

Total revenue share income for the year ended September 30, 2006 was $72,916 as compared to $30,892, for the year ended September 30, 2005.  This represents an increase in revenue share income of $42,024 or 136% over the same period in the prior year.  This increase was primarily due to the Company pulling machines from unprofitable locations and placing in high traffic areas. The Company is continuing to test schools and other venues that will maximize revenue sharing sales.

Our analysis of the market trend toward eating more healthy food has caused us to emphasize the placement of company owned machines. As a result, we expected revenue from the outright sale of machines to decline which had a material adverse effect on income for the fiscal year ending 2006.

We are actively seeking vending and marketing partners to place our popcorn vending machines in high traffic schools and public access locations.  We will share in the revenue stream from popcorn sales with the vending operator and location owner as long as the machines remain at the location.

Total cost of goods sold for revenue share income for the year ended September 30, 2006 was $19,626 as compared to $19,188 in the prior year.  This cost remained consistent with the prior year while the income increased 136% in the current year due to placement of equipment at high traffic areas with minor turn-a-round on revenue share locations.

Total operating expenses consist primarily of general and administrative expenses. For the year ended September 30, 2006, total general and administrative expenses were $2,113,508 as compared to $890,818 for the year ended September 30, 2005.  This represents $1,222,690 or a 137% increase over the same period in the prior year.  This increase was primarily due to increases in payroll costs and additional costs in consulting fees.

Interest and beneficial conversion feature expenses increased from $1,499,781 for the year ended September 30, 2005 to $5,674,841, for year ended September 30, 2006.  This is an increase of $4,175,060 or 278% due to new convertible and short term notes issued.

Liquidity And Capital Resources

As of September 30 2006, the Company had cash and cash equivalents of $751,457, as compared to cash and cash equivalents of $1,696, as of September 30, 2005.  At September 30, 2005, the Company had a working capital deficiency (total current liabilities in excess of total current assets) of ($9,180,899) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($14,109,623) as of September 30, 2006.  This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes.

As shown in the consolidated financial statements, during the year ended September 30, 2006, the Company incurred net losses of $9,051,436.  In addition, the Company had a negative cash flow in operating activities amounting $2,621,048 in the year ended September 30, 2006, and the Company’s accumulated deficit was $32,315,693 as of September 30, 2006.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

During the year ended September 30, 2006, the Company issued:

- 42,565,623 shares of common stock in exchange for debt totaling $1,106,462;

- 13,500,000 shares of common stock in exchange for services totaling $330,000;

- 3,100,000 shares of common stock in exchange for a debt settlement totaling $120,800;

- 1,000,000 shares of common stock for cash of $20,000

- 33,520,666 shares that the Company previously committed to issue.

During the year ended September 30, 2005, the Company issued 2,000,000 shares of common stock in exchange for equipment valued at $46,000. Also, during the year ended September 30, 2006, the Company recorded $1,933,636 for beneficial conversion feature on the convention convertible notes.

Net cash used in operating activities was $2,621,048 for year ended September 30, 2006, as compared to the net cash of $1,805,259, used in operating activities for the year ended September 30, 2005.

On November 16, 2005, we entered into a Securities Purchase Agreement pursuant to which we sold to Cornell Capital Partners, LP convertible debentures in the aggregate principal amount of $1,200,000 pursuant to the terms of the secured convertible debentures and related financing agreements.  The November 2005 secured convertible debentures in the principal amount of $1,200,000 consolidated prior convertible debentures and promissory notes issued to Cornell Capital Partners, LP, and included new additional convertible debentures, as described below.  On February 9, 2005, we issued to Cornell Capital Partners a promissory note in the principal amount of $350,000, which accrued interest at 12% per annum (the “February 2005 Note”).  The February 2005 Note was issued to consolidate the following: (i) a 5% convertible debenture in the original principal amount of $70,000 issued on May 17, 2004; (ii) a 5% convertible debenture in the original principal amount of $70,000 issued on July 22, 2004; (iii) a 5% convertible debenture in the original principal amount of $60,000 issued on September 13, 2004, and (iv) a November 24, 2004, 12% promissory note in the original principal amount of $150,000.  On November 16 2005, the principal amount of the February 2005 Note plus accrued and unpaid interest was $350,000 in principal plus $41,057.  On November 16, 2005, pursuant to the Securities Purchase Agreement, we surrendered the February 2005 Note for conversion into the convertible debentures and purchased additional convertible debentures for the total purchase price of $1,200,000.

Out of the total principal amount of $1,200,000, we received gross proceeds of $700,000 in November 2005 and $500,000 on December 21, 2005.  We received net proceeds of $638,049 under the secured convertible debentures.   The total net proceeds take into account estimated expenses in the amount of $80,000, the payment of $350,000 to Cornell Capital Partners, LP for the repayment of the prior note issued to Cornell Capital Partners, LP on February 9, 2005, accrued interest of $41,057 and $90,894 in structuring and commitment fees.  The convertible debentures are secured by substantially all of our assets and accrue interest at 10% per annum.  The secured convertible debentures are due on November 16, 2008. Cornell Capital Partners, LP is entitled, at its option, to convert and sell all or any part of the principal amount of the convertible debentures, plus any and all accrued interest, into shares of common stock at a price equal to the lesser of (i) $0.03 and (ii) eighty percent (80%) of the lowest volume weighted average price of the common stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP.

We currently have $8,998,651 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to Cornell Capital Partners, LP. Of those debentures, $3,320,008, or 37% of the total convertible debentures, is in default.

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

Note Receivable

On September 30, 2006, the Company has a receivable on a promissory note, amounting $107,023. The note bears an interest rate of 10% per annum.

Convertible Debentures And Promissory Notes

We are attempting to become current on our obligations by converting the debentures and promissory notes to common stock and issuing long-term promissory notes. We currently have $8,998,651 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to Cornell Capital Partners, LP. Of those debentures, $3,320,008, or 37% of the total convertible debentures, is in default. We also have short term notes in the amount of $1,059,152. We are in default of $690,225 of those notes, including a promissory note we issued to Branax, LLC in the amount of $240,000. We have been in discussions with holders of a majority of these obligations, and have requested renewals by offering a conversation rate more acceptable with today's market value. We have not yet been able to bring these obligations current, and the repayment obligations under the defaulted debentures and notes can be accelerated at any time by the holders of the notes.

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

The Company has started to have its popcorn machines manufactured in Shanghai, China which will result in a significant cost savings and increase production capacity to 1,000 machines per month. The new requirement for healthy snacks in many school districts has resulted in a significant increase in demand for the Company’s hot air popcorn vending machines.   The Company expects the nationwide trend toward healthy eating to play a major role in driving the demand for its popcorn machines.

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

We believe that Branax has several opportunities for significantly expanding its sales which could be enhanced with the inflow of investment capital into Pop N Go during 2007.  We believe the capital would enable Branax to develop the specialized packaging and product mix required by these significant customers. There is no assurance such capital will be available, or on what terms.

We are currently in default on a promissory note in the original principal amount of $240,000 that we issued to purchase Branax, LLC and such default could have legal ramifications.

Microwave Roasters, Inc.

On September 15, 2006, the Company into an Amended and Restated Agreement to Purchase Stock (the “Amended Stock Purchase Agreement”), with Microwave Roasters, Inc., an Alabama company (“MRI”).  Pursuant to the Amended Stock Purchase Agreement, the Company and MRI mutually agreed to the Company acquiring forty-nine percent (49%) of MRI’s common stock for $580,000 in cash and notes and 2,000,000 shares of the Company’s restricted common stock.  The Company and MRI have not closed the transaction as the date of the filing of the Annual Report on Form 10-KSB.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparations of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  The Company believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Rental inventory is amortized to an estimated salvage value over an estimated useful life of seven years.  Used equipment inventory is sold as used and the un-amortized cost is charged to cost of sales.  The Company amortizes the cost of rental inventory using the straight-line method designed to approximate the rate of revenue recognition.  The Company believes that our amortization rates, salvage values, and useful lives are appropriate in our existing operating environment.

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

The Company assesses the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors to make our determination.  The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the industry, the market valuation of our common stock and the overall economic environment.  When the Company determines that the carrying value of its long- lived assets and goodwill may not be recoverable, the Company measures any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets.   If the Company does not meet its operating forecasts or if the market value of its common stock declines significantly, the Company may record impairment charges as needed.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−−an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

Pop N Go, Inc. and Subsidiaries

 Consolidated Financial Statements

Years Ended September 30, 2006 and 2005

Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Financial Statements:

 Consolidated Balance Sheet as of September 30, 2006

F-2

 Consolidated Statements of Operations for the years ended

           September 30, 2006 and 2005

F-3

 Consolidated Statement of Stockholders' Deficit for the years ended

          September 30, 2006 and 2005

F-4

 Consolidated Statements of Cash Flows for the years ended

          September 30, 2006 and 2005

F-5

Notes to Consolidated Financial Statements

F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Pop N Go, Inc

We have audited the accompanying consolidated balance sheet of Pop N Go, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pop N Go, Inc. and subsidiaries as of September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended September 30, 2006, the Company incurred net losses of $9,051,436.  In addition, the Company had a negative cash flow in operating activities amounting $2,621,048 in the year ended September 30, 2006, and the Company’s accumulated deficit was $32,315,693 as of September 30, 2006. In addition, the Company is in default on numerous of its debt obligations. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

January 12, 2007

Pop N Go, Inc. and Subsidiaries

Consolidated Balance Sheet

As of September 30, 2006

POP N GO, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

September 30,
2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$751,457
Accounts receivable, net of allowance of $230	6,375
Inventory	35,340
Deferred debt issuance costs	-
Prepaid expenses and other current assets	100,120

TOTAL CURRENT ASSETS	893,292

NOTE RECEIVABLE	107,023
RENTAL INVENTORY, net	26,778
FURNITURE AND EQUIPMENT, net	9,648

TOTAL ASSETS	$1,036,741

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$615,030
Accrued liabilities	87,168
Consulting payable - related parties	347,981
Debenture interest payable	2,256,975
Accrued payroll and payroll taxes	154,539
Customer deposits	31,855
Loan payable - related party	240,000
Short-term note payable	859,990
Convertible debt, net	5,518,532
Warrant liability	3,086,299
Accrued derivative liability	1,804,546

TOTAL CURRENT LIABILITIES	15,002,915

LONG-TERM CONVERTIBLE DEBT, net	242,841

TOTAL LIABILITIES	15,245,756

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 900,000,000 shares
authorized; 218,175,348 shares issued and outstanding	218,175
Common stock to be issued	1,158,488
Additional paid-in capital	16,802,388
Prepaid consulting	(72,373)
Accumulated deficit	(32,315,693)

TOTAL STOCKHOLDERS' DEFICIT	(14,209,015)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,036,741

The accompanying notes are an integral part of these consolidated financial statements

Pop N Go, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30, 2006 and 2005

	Years Ended
	September 30,	September 30,
	2006	2005
SALES
Equipment sales	$23,743	$14,411
Revenue share income	72,916	30,892

TOTAL SALES	96,659	45,303

COST OF GOODS SOLD
Cost of goods sold equipment	25,556	16,400
Cost of goods sold revenue share income	19,626	19,188

TOTAL COST OF REVENUES	45,182	35,588

GROSS PROFIT	51,477	9,715

OPERATING EXPENSES
Selling, general and administrative	2,113,508	890,818
Rental equipment write-off	-	154,179
TOTAL OPERATING EXPENSES	2,113,508	1,044,997

LOSS FROM OPERATIONS	(2,062,031)	(1,035,282)

OTHER INCOME (EXPENSES):
Interest expense and financing costs	(4,667,008)	(1,079,480)
Beneficial conversion feature	(1,007,833)	(420,301)
Change in fair value of warrant and derivative liabilities	(1,006,724)	-
Loss on settlement of debt	(296,660)	-
Other	(8,780)	1,965
Gain on sale of rental equipment	-	745

TOTAL OTHER EXPENSE	(6,987,005)	(1,497,071)

LOSS BEFORE PROVISION FOR INCOME TAXES	(9,049,036)	(2,532,353)

PROVISION FOR INCOME TAXES	2,400	800

NET LOSS	$(9,051,436)	$(2,533,153)
LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.02)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	183,056,738	123,343,854

The accompanying notes are an integral part of these consolidated financial statements

Pop N Go, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Deficit

For the Years Ended September 30, 2006 and 2005

			Common
			Stock	Additional
	Common Stock		To Be	Paid-in	Prepaid	Accumulated
	Shares	Amount	Issued	Capital	Consulting	Deficit	Total

Balance, September 30, 2004, as restated	122,489,059	$ 122,489	$ 862,614	$12,602,396	$ -	$ (20,731,104)	$ (7,143,605)

Warrants granted				11,701			11,701
Beneficial conversion feature			149,193	259,397			408,590
Loan incentive interest			20,400				20,400
Consulting fees			68,416				68,416
Issuance of shares for equipment purchase	2,000,000	2,000		44,000			46,000
Net loss						(2,533,153)	(2,533,153)

Balance, September 30, 2005, as restated	124,489,059	124,489	1,100,623	12,917,494	-	(23,264,257)	(9,121,651)

Common stock issued for debt conversions and accrued interest	42,565,623	42,565		1,063,897			1,106,462
Common stock issued for services	13,500,000	13,500		316,500	(138,000)		192,000
Common stock issued for debt settlement	3,100,000	3,100		117,700			120,800
Common stock issued for cash	1,000,000	1,000		19,000			20,000
Issuance of previously committed shares	33,520,666	33,521	(656,652)	623,131			-
Committed shares to be issued for:							-
			272,350		(142,400)		129,950
			188,970	(188,970)			-
			30,717				30,717
			222,480				222,480

Beneficial conversion feature				1,933,636			1,933,636
Amortization of prepaid consulting					208,027		208,027
						(9,051,436)	(9,051,436)

Balance, September 30, 2006	218,175,348	$ 218,175	$ 1,158,488	$16,802,388	$ (72,373)	$ (32,315,693)	$ (14,209,015)

The accompanying notes are an integral part of these consolidated financial statements

Pop N Go, Inc.  and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2006 and 2005

	Years Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,051,436)	$(2,533,153)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,893	18,504
Allowance for bad debts	-	6,590
Beneficial conversion feature	1,007,833	408,590
Amortization of debt discount	332,208	50,000
Amortization of deferred finders fees	759,240
Consulting fees	-	115,940
Funding expense	-	16,500
Loss on inventory	-	154,178
Shares issued (to be issued) for loan incentive/services/debt settlement	352,750	20,400
Change in fair value of warrant and derivative liabilities	1,006,724	-
Amortization of prepaid consulting fees	208,027	-
Non-cash financing charge	2,579,963	-
Loss on settlement of debt	296,660	-
Issuance of warrants	-	11,701
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,653	(11,904)
Note receivable	-	(22,023)
Inventory	(35,340)	-
Prepaid expenses and other current assets	(100,120)	1,255
Increase (decrease) in:
Accounts payable	(111,185)	13,848
Accrued liabilities	(168,540)	-
Accrued consulting - related party	(78,814)	(45,564)
Debenture interest payable	399,379	-
Accrued payroll and payroll taxes	(24,633)	-
Customer deposits	(3,310)	(10,131)

Net cash used in operating activities	(2,621,048)	(1,805,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(85,000)	-
Proceeds from sale of rental equipment	-	18,167
Payments for furniture and equipment and rental equipment	(16,293)	(67,000)

Net cash used in investing activities	(101,293)	(48,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures, net	3,601,741	1,070,578
Proceeds from notes payable	146,604	175,000
Payments for notes receivable	-	-
Payment of convertible debentures and notes payable	(326,960)	(53,107)
Proceeds from sale of common stock	20,000	-
Proceeds from sale of common stock (to be issued)	33,000	-
Payment for cancellation of common stock (to be issued)	(2,283)	-
Debenture interest payable	-	645,698

Net cash provided by financing activities	3,472,102	1,838,169

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	749,761	(15,933)

CASH AND CASH EQUIVALENTS, Beginning of year	1,696	17,629

CASH AND CASH EQUIVALENTS, End of year	$751,457	$1,696

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$499,438	$61,539
Income taxes paid	$-	$-
The accompanying notes are an integral part of these consolidated financial statements

Pop N Go, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended September 30, 2006, the Company (1) issued 42,565,623 shares of common stock for the conversion debt of $1,106,462; (2) issued 13,500,000 shares of common stock for services valued at $330,000; (3) issued 3,100,000 shares of common stock for a debt settlement of $120,800; (4) issued 33,520,666 shares that the Company had previously committed to issue; and (5) recorded a beneficial feature of $1,933,636 related to the issuance of individual convertible notes.

During the year ended September 30, 2005, the Company issued 2,000,000 shares of common stock in exchange for equipment valued at $46,000.

NOTE 1 – ORGANIZATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pop N Go, Inc., incorporated in the State of Delaware on October 21, 1996, and its subsidiaries, Nuts to Go, Inc. and Branax, LLC, (collectively, the “Company”) manufacture and develop coin-operated popcorn machines which they sell to distributors and retail establishments. The Company also intends to own and operate these machines for its own account on a revenue-sharing basis. In addition, the Company has developed prototype coin-operated machines for outside customers on a contract basis. Nuts To Go, Inc. and Branax, LLC were dormant companies for the years ended September 30, 2006 and 2005.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Pop N Go, Inc. and its wholly-owned subsidiaries, Nuts To Go, Inc. and Branax, LLC. All inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). The Company is recognizing revenue from two sources; sale of equipment and the owner operated revenue share program. Equipment sales are recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Revenues from the revenue sharing program are recognized upon monthly collections of proceeds from the machines. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At September 30, 2006, the Company had 134,338,500 warrants outstanding that were anti-dilutive.  In addition, the Company has convertible debentures that could be converted into 259,709,639 shares of the Company’s common stock.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance in the aggregate of $230 and $230 for the year ended September 30, 2006 and 2005, respectively for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible accounts.

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

Rental equipment

Rental equipment is stated at cost. Depreciation is computed using the straight- line method over an estimated useful life of seven years. Depreciation expense was $6,845 and $16,110 for the years ended September 30, 2006 and 2005, respectively.

During the year ended September 30, 2005, the Company wrote off rental equipment valuing $154,178 for equipment that was found to be obsolete or damaged.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $1,048 and $2,394 for the years ended September 30, 2006 and 2005, respectively.

Customer Deposits

As of September 30, 2006, customers had paid deposits totaling $31,855 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended September 30, 2006 and 2005 were insignificant.

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

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2006 the Company had amounts in bank accounts in excess of FDIC insurance limit.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment during the period ended September 30, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−−an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended September 30, 2006, the Company incurred net losses of $9,051,436.  In addition, the Company had a negative cash flow in operating activities amounting $2,621,048 in the year ended September 30, 2006, and the Company’s accumulated deficit was $32,315,693 as of September 30, 2006.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

The Company has started to have its popcorn machines manufactured in Shanghai, China which will result in a significant cost savings and increase production capacity to 1,000 machines per month. The new requirement for healthy snacks in many school districts has resulted in a significant increase in demand for the Company’s hot air popcorn vending machines.  The Company is also testing its machines with an international foodservice provider in corporate cafeterias and with a national drugstore chain. The Company expects the nationwide trend toward healthy eating to play a major role in driving the demand for its popcorn machines.

NOTE 3 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at September 30, 2006 consisted of the following:

Note payable dated May 2, 2000, bearing interest at 12% per annum and due in January 2001. This note payable is currently in default.	$222,192
Note payable dated June 26, 2001, bearing interest at 20% per annum and due June 26, 2002. This note payable is currently in default.	50,000
Note payable dated July 5, 2001, bearing interest at 15% per annum and due in September 2001. This note payable is currently in default.	8,076
Note payable dated April 3, 2000 assumed in acquisition of Branax, bearing interest at 12% per annum and due in July 2000. This note payable is currently in default.	15,000
Note payable dated December 29, 1998 assumed in acquisition of Branax, bearing interest at 7% per annum and due in March 1999. This note payable is currently in default.	28,083
Note payable dated December 18, 2000 assumed in acquisition of Branax, bearing interest at 8% per annum and due in January 2002. This note payable is currently in default.	3,000
Note payable dated April 24, 2002, bearing no interest and due in September 2002. This note payable is currently in default.	8,000
Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in April 1, 2007.	31,628
Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003. This note payable is currently in default.	10,000
Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003. This note payable is currently in default.	25,000
Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003. These notes payable are currently in default.	30,000

Note payable dated January 23, 2003, bearing interest of $3,000 plus $1,950 for 60 day renewal, due in June 2003. This note payable is currently in default.	15,000
Note payable dated October 10, 2002, bearing no interest, due on demand.	5,500
Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively, due in May 2003. These notes payable are currently in default.	45,000
Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default.	16,509
Note payable dated December 9, 2003, bearing interest of $5,000 plus $5,000 for a 90 day renewal due June 2004.This note payable is currently in default.	30,000
Note payable dated December 17, 2003, bearing interest of $2,500 due in March 16, 2004. This note payable is currently in default.	15,000
Note payable dated December 18, 2003, bearing interest of $5,000 Plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	29,340
Note payable dated December 24, 2003, bearing interest of $5,000 due March 23, 2004. This note payable is currently in default.	30,000
Note payable dated January 29, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal due July 2004. This note payable is currently in default.	13,475
Note payable dated February 25, 2004, April 27, 2004 and June 8, bearing interest of $5,000, $1,250 and $2,500 due August 2004, July 2004 and October 2004, respectively. These note payables are currently in default.	37,500
Note payable dated March 11, 2004 and May 7, 2004, bearing interest of $1,250 and $1,250, due June 2004 and July 2004, respectively. These note payables are currently in default.	11,658
Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204. This note payable is currently in default.	14,730
Note payable dated May 3, 2004, bearing interest of $1,250.00, due August 1, 2004. This note is currently in default.	2,750
Note payable dated August 21, 2006, bearing interest at 15% per annum.	90,734
Note payable, bearing interest of 15%	38,065
Note payable dated January 1, 2006, bearing interest of 15%, due September 30, 2006.	33,750
$859,990

NOTE 4- CONVERTIBLE DEBT

On November 16, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”).  The terms of this agreement provide for the Company to issue up to $1,200,000 in convertible debentures to Cornell and to issue to Cornell a warrant to purchase 120,000,000 shares of the Company’s common stock for $0.01 per shares.  The convertible debentures can be converted into shares of the Company’s common stock at the option of Cornell at a conversion price of the lesser of $0.03 or 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date.  On November 16, 2005, the Company issued a convertible debenture to Cornell in the amount of $700,000 and on December 21, 2005, the Company issued another convertible debenture to Cornell in the amount of $500,000.  The Company received net proceeds of $638,049 under the secured convertible debentures.   The total net proceeds take into account estimated expenses in the amount of $80,000, the payment of $350,000 to Cornell for the repayment of the prior note issued to Cornell on February 9, 2005, accrued interest of $41,057 and $90,894 in structuring and commitment fees.  The convertible debentures are secured by substantially all of the Company’s assets and accrue interest at 10% per annum.  Cornell has the ability to foreclose on the Company’s assets if an event of default occurs pursuant to the underlying documents and is not remedied by the Company or waived by Cornell.  The secured convertible debentures are due on November 16, 2008.  Also, on November 16, 2005, the Company issued a warrant to Cornell to purchase 120,000,000 shares of the Company’s common stock for $0.01 per share.  The warrant expires five years from the date of issuance.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $1,804,546 at September 30, 2006 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at September 30, 2006 in the accompanying balance sheet with a fair value of $2,993,165.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 271% and expected term of 4.5 years.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

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

Below is a summary of convertible debentures outstanding at September 30, 2006:

	Outstanding 9-30-05	Raised 2006	Converted into common stock/note payable in fiscal 2006/cash payments	Outstanding 9-30-06
2000 Notes	821,964	-	(24,258)	797,706
2001 Notes	299,660	-	(33,908)	265,752
2002 Notes	778,500		(177,522)	600,978

2003 Notes	244,450		(14,450)	230,000
2004 Notes	948,188		(136,873)	811,315
2005 Notes	1,139,560		(335,818)	803,742
2006 Notes		5,049,043	(77,000)	4,972,043
Series A Debentures	60,034		(60,034)	-
Totals	4,292,356	5,049,043	(859,863)	8,481,537

A summary of the convertible notes and related discounts is below:

	Current	Long-term	Total
Gross convertible debentures	$7,281,537	$1,200,000	$8,481,537
Debt discounts	(1,201,078)	(867,792)	(2,068,870)
Deferred finders’ fee	(561,927)	(89,367)	(651,294)
Net	$5,518,532	$242,841	$5,761,373

Of the above net debentures, $5,518,532 is due within one year and $242,481 is due after one year.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended September 30, 2006, the Company issued:

•

42,565,623 shares of common stock in exchange for debt totaling $1,106,462;

•

13,500,000 shares of common stock in exchange for services totaling $330,000;

•

3,100,000 shares of common stock in exchange for a debt settlement totaling $120,800;

•

1,000,000 shares of common stock for cash of $20,000

•

33,520,666 shares that the Company previously committed to issue.

Also, during the year ended September 30, 2006, the Company recorded $1,933,636 for beneficial conversion feature on the convention convertible notes.

During the year ended September 30, 2005, the Company issued 2,000,000 shares of common stock in exchange for equipment valued at $46,000.

Stock to be Issued

During the year ended September 30, 2006, the Company also committed to issue 10,470,791 shares for services rendered valued at $272,350, 8,330,000 shares for loan incentives valued at $188,970; 1,500,000 shares for $33,000 in cash, and 4,982,125 shares for finders fees valued at $222,480.

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

Under the terms of two expired consulting agreements, the Company committed to issue 333,000 shares of common stock for services. These shares remain unissued at September 30, 2006.

A summary of committed stock at September 30, 2006 is as follows:

SHARES TO BE ISSUED	Shares	Amount
Shares issuable under 2000 consulting agreement	95,000	$ 133,000
Shares issuable to officers under expired consulting agreements	333,000	466,200
Shares issuable under Regulation “S” placement	667,527	21,751
Shares issuable under 2003 loan agreement	100,000	1,570
Shares issuable under 2004 loan agreements	670,000	6,700
Shares issuable under 2005 debt raising costs	1,142,392	23,516
Shares issuable under 2004 Loan incentives for Convertible Debentures	106,666	1,920
Shares issuable under fiscal 2006 loan agreements	7,173,334	220,294
Shares issuable for finders’ fees during fiscal year 2006	3,585,916	189,162
Shares issuable under fiscal 2006 consulting agreements	4,281,000	79,375
Shares issuable for cash received in fiscal 2006	500,000	15,000
	18,654,835	$1,158,488

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

During the year ended September 30, 2004, 100,000 options were granted and these options expired on December 31, 2005.  As of September 30, 2006, there were no options outstanding under this plan.

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

In May and June 2006, the Company issued a total of 600,000 warrants as loan incentives to purchase shares of the Company’s common stock for $0.02- $0.05 per share. The value of the warrants of $19,707 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5%, volatility of 248% and expected term of one-half year.

In July and September 2006, the Company issued a total of 1,650,000 warrants as loan incentives to purchase shares of the Company’s common stock and for consulting services for $0.02- $0.04 per share. The value of the warrants of $36,713 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 271% and expected term of one-quarter year to three years.

The following table summarizes information about the warrants outstanding at September 30, 2006:

	Warrants	Average Exercise Price
Outstanding, September 30, 2004	28,217,500	0.05
Granted in FY 2005	800,000	0.02
Expired/Forfeited in FY 2005	(15,912,500)	0.05
Outstanding, September 30, 2005	13,105,000	0.04
Granted in FY 2006	124,810,000	0.01
Expired/Forfeited in FY 2006	(3,576,500)	0.02
Outstanding, September 30, 2006	134,338,500	$ 0.01

The intrinsic value of the outstanding warrants at September 30, 2006 was $1,905,675.

Weighted-Average Remaining Contractual Life	4.00 Years
Range of Exercise Prices	$0.01–0.05
Weighted-Average Exercise Price of Warrants Outstanding	$0.01
Weighted Average Exercise Price of Warrants Exercisable	$0.01

NOTE 6 - INCOME TAXES

Significant components of the Company’s deferred tax assets for federal and state income taxes as of September 30, 2006 consisted of the following:

Deferred tax asset
Net operating loss carry-forwards	$ 10,437,900
Valuation allowance	10,437,900
Net deferred tax asset	$ -

The valuation allowance increased by 1,857,200 during the year ended September 30, 2006.

A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30, 2006 and 2005 was as follows:

	2006	2005
Income tax provision computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	6.0	6.0
Change in deferred income tax valuation reserve and other	(40.0)	(40.0)
Total	- %	- %

As of September 30, 2006, the Company had federal net operating loss carry-forwards of approximately $27,562,000 which expire through 2020.

During the year ended September 30, 2006, the Company did not utilize its federal net operating loss carry-forwards.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

A lawsuit was filed in the District Court-Hennepin County-State of Minnesota by a former employee of the Company in July 2004.  The lawsuit seeks damages for $117,179 based on the breach of contract.  The lawsuit was subsequently settled for $80,000 on October 14, 2005.  The Company agreed to pay monthly payments and paid in full by June 30, 2006.

A lawsuit was filed in LA Superior Court-Santa Monica District on August 10, 2005 against the Company and an officer of the Company arising from a settlement agreement entered into by the officer to resolve a lawsuit filed in April 1996 which was prior to the formation of Pop N Go.  Pop N Go was not a party to the lawsuit or the stipulated judgment that resolved the case.  The Company initial demurrer was sustained by the court and was subsequently dismissed on April 14, 2006.

A lawsuit was filed in the Circuit Court of Cook County Illinois on March 22, 2006.  The Company had a nonexclusive agreement for fees if the plaintiff found investors and fee was payable upon funding.  The Company was served on July 21, 2006 and plans to file during the week of January 15, 2007 a motion to dismiss the complaint for failure to state a cause of action.  The Company will contest the allegations in the complaint as there is no merit to plaintiff’s claim per the Company’s legal counsel’s opinion.  Plaintiff is seeking $400,000 plus interest, attorney fees and court costs.

NOTE 8 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At September 30, 2006, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the year ended September 30, 2006, the company recorded imputed interest at 12%.

Accrued consulting fees – related party: Effective October 1, 2003, the Company entered into an agreement with Calblue, Inc, to have its President serve as the CEO of Pop N Go.  The agreement calls for payment of $8,000 per month. The Company recorded $96,000 consulting fees in the year ended September 30, 2006. The Company also issued 4,000,000 shares to Calblue, Inc. during the quarter ended December 31, 2005. The fair market value of $96,000 of the shares has been recorded as a consulting expense in the accompanying consolidated statement of operations. The Company also has accrued consulting to another shareholder of the Company. At September 30, 2006, total accrued consulting expenses to shareholders amounts to $347,981.

NOTE 9 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings).  During the years ended September 30, 2006 or 2005, the Company did not operate flavoring segment.

The Company operates domestically as well as internationally.  The Company sells its machines to various countries including Australia, and others in North America, Europe, Asia and South America.  The Company operates its revenue sharing program at this time domestically and currently has no long lived assets outside of the United States.

NOTE 10 – ACQUISITION OF MICROWAVE ROASTERS, INC.

On April 4, 2006, the Company entered into a stock purchase agreement with Microwave Roasters, Inc. (“MRI”), an Alabama company, whereby the Company would acquire 51% of MRI’s common stock for $580,000 in cash and notes plus 2,000,000 shares of the Company’s restricted common stock. In connection with the foregoing transaction, the Company, MRI and certain shareholders of MRI executed a Shareholders Agreement dated April 5, 2006. On May 22, 2006, the Company and MRI entered into an amended stock purchase agreement whereby the closing date of the transactions contemplated under the stock purchase agreement was changed to June 1, 2006.  The agreement was further modified whereby the Company would only acquire 49% of MRI’s common stock.  This transaction with MRI has not yet closed.  The Company has a note receivable of $107,023 including interest receivable of $4,131 from MRI for advances made.

NOTE 11 - SUBSEQUENT EVENTS (UNAUDITED)

CONVERTIBLE DEBENTURES AND PROMISSORY NOTES:

Subsequent to the year ended September 30, 2006, Cornell Capital converted $25,000 for 1,923,077 shares of restricted common stock reducing the combined secured debentures from $1,200,000 to $1,175,000.

Subsequent to the year ended September 30, 2006, convertible debenture debt was reduced by $262,950 by converting to an aggregate total of 13,447,500 shares of restricted common stock. Debenture interest debt was reduced by $182,474 by converting to 3,679,473 shares of restricted common stock.

Subsequent to the year ended September 30, 2006, $882,968 was raised through the issuance of individual convertible debentures. These debentures bear interest between 12% to 20% and are convertible at 500,000 shares per each $10,000 invested.

Subsequent to the year ended September 30, 2006, convertible debentures of $9,000 were paid to holders for cash payments.

Subsequent to the year ended September 30, 2006, Promissory Notes of $41,587 were paid to holders for cash payments.

SHARES TO BE ISSUED:

Subsequent to the year ended September 30, 2006, the Company issued 17,400,028 shares of restricted common stock against committed shares prior to year ended September 30, 2006 valued at $526,917.

Subsequent to the year ended September 30, 2006, 500,000 shares were committed for loan incentives.

Subsequent to the year ended September 30, 2006, the company has booked 622,692 committed shares to consultants per consultant agreements.

STOCK ISSUANCE:

Subsequent to the year ended September 30, 2006, consultants were issued an aggregate total of 6,000,000 shares valued at $150,000.

WARRANTS ISSUED:

Subsequent to the year ended September 30, 2006, 1,750,000 warrants were issued as incentive for cash investments.  1,650,000 warrants are exercisable at $0.02 and 100,000 at $0.15.  All warrants issued will expire on December 31, 2007.

NOTES RECEIVABLE:

Subsequent to the year ended September 30, 2006, the Company verbally increased a Promissory Note payable to the Company by Microwave Roasters from $107,023 to 155,636, including interest receivable of $9,613. This note bears an interest rate of 10%.  The outstanding note and interest is to be applied to the purchase of 49% of Microwave Roasters per the Purchase Agreement.

PURCHASE AGREEMENT:

Subsequent to the year ended September 30, 2006, the company issued 2,000,000 shares to Microwave Roasters, Inc. in accordance with the Purchase Agreement amended on 9-19-06 to purchase 49% of Microwave Roasters.

CONSULTING AGREEMENTS:

Subsequent to the year ended September 30, 2006, the Company entered into a Consultant Agreement with Calblue, Inc. on October 1, 2006.   Melvin Wyman, president of Calblue, was appointed as Chief Executive Officer and President and Chairman of the Board of Directors for Pop N Go.  Calblue’s tenure is for a three-year term, and will automatically renew on October 1, 2009 unless the parties agree, in writing, to terminate or change the Agreement.  Calblue’s compensation during the three-year term is $150,000, $180,000, $240,000, respectively, payable on a monthly basis. There is a $1,500 month allowance for insurance during term of agreement.   Calblue was awarded $25,000 and 4,000,000 shares of restricted common stock issuable upon the execution of a final employment agreement between consultant and the Company.  Additionally, a performance bonus will be determined by incremental quarterly increase in the market capitalization of the company stock.  The parties agree to use $5 million as the baseline market cap for quarter one beginning October 1, 2006.  Consultant will be paid an amount equal to 2% of each succeeding quarterly market cap increase.  Payment will be made in cash or stock at the option of Calblue.

Subsequent to the year ended September 30, 2006, the Company entered on October 1, 2006, into a Consultant Agreement with Ruth Williams.  Ms. Williams is to act as the company Director of Operations and oversee and implement financial documentation and act as liaison between the Pop N Go, accountants, auditors and corporate attorneys.  Ms. Williams tenure is for a one-year term and automatically renews on October 1, 2007 unless the parties agree, in writing, to terminate or change the Agreement.  The compensation consists of a salary of $104,000 per annum with a $1500 per month allowance for insurance.  In addition, Ms. Williams was awarded 2,000,000 shares of restricted common stock as a signing bonus.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

a.

Evaluation Of Disclosure Controls And Procedures

Pop N Go’s Principal Executive Officer/Principle Accounting and Financial Officer (one person), after evaluating the effectiveness of Pop N Go’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report, have concluded that as of such date, Pop N Go disclosure controls and procedures were adequate and effective to ensure that material information relating to Pop N Go that is required to be disclosed by Pop N Go in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to Pop N Go’s management, including its Principal Executive Officer/Principal Accounting and Financial Officer (one person), to allow timely decisions regarding required disclosure.

b.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of Pop N Go’s internal controls during the Company’s last fiscal quarter, Pop N Go’s Principal Executive Officer/Principal Accounting Officer (one person) have determined that there are no changes to Pop N Go’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

Directors and Executive Officers

The Directors and executive officers of Pop N Go, Inc. and their ages and positions are set forth below:

Name	Age	Title
Melvin Wyman	69	Chief Executive Officer,
		Secretary and Sole Director

MELVIN WYMAN is Chief Executive Officer, President and Sole Director. Dr. Wyman also acts s Principal Accounting and Financial Officer. Dr. Wyman holds a BA and Ph.D. from the University of California, Los Angeles. He has over 22 years of experience in the design and marketing of specialty vending and video game products. He has served as the CEO of Pop N Go since the Company’s inception in 1996. Prior to his involvement with Pop N Go, Dr. Wyman was the Director of US Operations for Sport Active, Inc. Sport Active is a Canadian based developer of an interactive game system developed for the hospitality industry.

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

Director Compensation

The Directors do not receive any compensation for their services as Directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid or accrued during the indicated fiscal years, which end on September 30 of the indicated year with respect to compensation paid or accrued by Pop N Go, Inc.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award Val($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension ValueAnd Non Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Melvyn Wyman	2006	96,000	N/A	100,000	N/A	N/A	N/A	N/A	196,000
Chief Executive Officer, President and Sole Director	2005	96,000	N/A	96000	N/A	N/A	N/A	N/A	192,000
	2004	96,000	N/A	80,000	N/A	N/A	N/A	N/A	176,000

Ruth Williams	2006	73,639	N/A	25,000	N/A	N/A	N/A	N/A	98,639
Director of Operations	2005	36,605	N/A	N/A	N/A	N/A	N/A	N/A	36,605
	2004	59,832	N/A	N/A	N/A	N/A	N/A	N/A	59,832

(1)

No stock options were granted to officers and directors during the Company’s fiscal year ended September 30, 2005.

Employment and Consultant Agreements

Subsequent to the year ended September 30, 2006, the Company entered into a Consultant Agreement with Calblue, Inc. on October 1, 2006.   Melvin Wyman, president of Calblue, was appointed as Chief Executive Officer and President of Pop N Go.  Calblue’s tenure is for a three-year term, and will automatically renew on October 1, 2009 unless the parties agree, in writing, to terminate or change the Agreement.  Calblue’s compensation during the three-year term is $150,000, $180,000, $240,000, respectively, payable on a monthly basis. There is a $1,500 month allowance for insurance during term of agreement.   Calblue was awarded $25,000 and 4,000,000 shares of restricted common stock issuable upon the execution of a final agreement between consultant and the Company.  Additionally, a performance bonus will be determined by incremental quarterly increase in the market capitalization of the company stock.  The parties agree to use $5 million as the baseline market cap for quarter one beginning October 1, 2006.  Calblue will be paid an amount equal to 2% of each succeeding quarterly market cap increase.  Payment will be made in cash or stock at the option of Calblue.

Subsequent to the year ended September 30, 2006, the Company entered on October 1, 2006, into a Consultant Agreement with Ruth Williams.  Ms. Williams is to act as the company Director of Operations and oversee and implement financial documentation and act as liaison between the Pop N Go, accountants, auditors and corporate attorneys.  Ms. Williams tenure is for a one-year term and automatically renews on October 1, 2007 unless the parties agree, in writing, to terminate or change the Agreement.  The compensation consists of a salary of $104,000 per annum with a $1500 per month allowance for insurance.  In addition, Ms. Williams was awarded 2,000,000 shares of restricted common stock as a signing bonus.

In addition to direct remuneration, the Company reimburses all employees and consultants for business-related expenses, and does not provide medical insurance benefits.

Stock Option Plan

On August 31, 1998, the Board of Directors of Pop N Go, Inc. adopted a Stock Option Plan (the “Plan”). This Plan provides for the grant of Incentive Non- Qualified Stock Options to employees selected by the Board of Directors of Pop N Go, Inc.  As of September 30, 2006, there are no outstanding options.

Code of Ethics

The Company has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees.  This code of ethics was filed with the SEC as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to the beneficial ownership of each class of our voting securities as of January 14, 2007, by (i) each person or company known by the Company to be the beneficial owner of more than 5% of our outstanding shares, (ii) each director of the Company or any nominee for directorship, (iii) the Chief Executive Officer of the Company and each of the other Named Executive Officers and (iv) all directors and Named Executive Officers of the Company as a group.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common	Melvin Wyman(2) 1154 Palms Boulevard Venice, California 90291	15,026,750	5.72%
	All Directors & Officers as a Group	15,026,750	5.72%
	Haruyo D’Elia 3060 Java Road Costa Mesa, CA 92626	59,357,292	22.60%
Total		74,384,042	28.32%

(1)

Applicable percentage of ownership is based on 262,625,436 shares of common stock outstanding as of January 17, 2007 for each stockholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 17, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Includes 14,806,750 shares held of record in the name of, Calblue, Inc., a corporation wholly-owned corporation by Melvin Wyman, and approximately 220,000 shares held on the open market.  The addresses for Mr. Wyman is c/o Pop N Go, Inc., 12429 East Putnam Street, Whittier, California 90602.

(3)

Includes 20,190,625 shares held of record by Ms. D’Elia, and 39,166,667 shares which can be converted pursuant to convertible debentures in the principal amount of $795,000 issued to Ms. D’Elia by us from March 2005 through January 17, 2007.  Ms. D'Elia makes her own investment decisions.

Securities Authorized For Issuance Under Equity Compensation Plans

We established a Non-Qualified Stock Option Plan in August 1998.  The maximum number of shares of common stock that may be issued under this Plan is 500,000.  As of September 30, 2006 there are zero shares of our common stock that could be issued upon exercise of the outstanding options under our Stock Option Plan. The following table summarizes information about our Non-Qualified Stock Option Plan.

OPTION/SAR GRANTS TABLE

Name	No. of Securities Underlying Options/SARs Granted (#)	% Total Options/SARs Granted to Employees in year ended September 30, 2006 (%)	Exercise or Base Price ($ per Share)	Expiration Date

N/A	0	0	0	-

The following table sets forth certain information regarding options exercised in the fiscal year ended September 30, 2006 by Pop N Go’s named executive officers.

Aggregated Options/SAR Exercises

In Last Fiscal Year And

Fiscal Year End Options/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ® Exercisable /Unexercisable

N/A	0	0	0	0

The following table sets forth certain information regarding long-term incentive plan awards in the fiscal year ended September 30, 2006 by Pop N Go’s named executive officers.

Long-Term Incentive Plans – Awards in Last Fiscal Year

Name	No. of Shares, units or other rights (#)	Performance or other period until maturation or payout	Estimated future payouts under non-stock price-based plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

N/A	0	0	0	0	0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years, the Company has entered into the following transactions with a value in excess of $120,000 with a related party.

At September 30, 2006, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default.  During the year ended September 30, 2006, the company recorded imputed interest at 12%.

Effective October 1, 2003, the Company entered into an agreement with Calblue, Inc, to have the President of Calblue, Inc. serve as the CEO of the Company.  Pursuant to the terms of that agreement, the Company was obligated to compensate Calblue, Inc. $8,000 per month.  The Company recorded $96,000 consulting fees in the year ended September 30, 2006. The Company also issued 4,000,000 shares to Calblue, Inc. during the quarter ended December 31, 2005.  The fair market value of $96,000 of the shares has been recorded as a consulting expense.  The Company also has accrued consulting to another shareholder of the Company.  At September 30, 2006, total accrued consulting expenses to shareholders amounts to $347,981.

ITEM 13.  EXHIBITS

The following documents are filed as part of this report:

(a)

Exhibits.

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

2.1	Plan of Merger with Pop N Go Acquisition Corp. dated July 29, 2001	Incorporated by reference to the Company’s Report on Form 8-K filed August 13, 2001

3.1 (i)	Articles of Incorporation of Pop N Go, Inc.	Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 on February 11, 2000

3.1 (ii)	Certificate of Amendment of Articles of Incorporation dated July 23, 2001	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on February 15, 2002

3.1 (iii)	Certificate of Amendment of Articles of Incorporation dated February 5, 2000	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on February 15, 2002

3.1 (iv)	Certificate of Amendment of Articles of Incorporation dated June 8, 2004	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on June 21, 2004

3.2	Bylaws of Pop N Go, Inc.	Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 on February 11, 2000

10.1	Membership Purchase Agreement with Branax, LLC, dated July 13, 2001	Incorporated by reference to the Company’s Form 8-K filed on August 13, 2001

10.2	Stock Option Plan dated August 31, 1998	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report filed on Form 10-KSB on June 2, 2006

10.3	Termination Agreement of Standby Equity Distribution dated November 16, 2005 by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report filed on Form 10-KSB on June 2, 2006

10.4	Revenue Sharing Agreement dated August 5, 2004	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report filed on Form 10-KSB on June 2, 2006

10.5	Securities Purchase Agreement, dated November 16, 2005, by and between the Company and Cornell	Incorporated by reference to Exhibit 10.1 on Form 8-K filed December 15, 2005

10.6	Secured Convertible Debenture, dated November 16, 2005, issued by the Company to Cornell.	Incorporated by reference to Exhibit 10.2 on Form 8-K filed December 15, 2005

10.7	Security Agreement, dated November 16, 2005, by and between the Company and Cornell.	Incorporated by reference to Exhibit 10.3 on Form 8-K filed December 15, 2005

10.8	Investor Registration Rights Agreement, dated November 16, 2005, by and between the Company and Cornell.	Incorporated by reference to Exhibit 10.4 on Form 8-K filed December 15, 2005

10.9	Warrant issued to Cornell Capital Partners, LP by the Company dated November 16, 2005.	Incorporated by reference to Exhibit 10.5 on Form 8-K filed December 15, 2005

10.10	Escrow Agreement among Cornell Capital Partners, LP, the Company and David Gonzalez	Incorporated by reference to Exhibit 10.6 on Form 8-K filed December 15, 2005

10.11	Agreement to Purchase Stock, dated as of April 4, 2206, by and between Pop N Go, Inc. and Microwave Roasters, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 8, 2006

10.12	Stockholders Agreement, dated as of April 5, 2006, by and among Pop N Go, Inc., Microwave Roasters, Inc., and certain signatories thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 8, 2006

10.13	Amendment to Agreement to Purchase Stock, dated as of May 22, 2006	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 8, 2006

10.14	Amended and Restated Agreement to Purchase Stock, by and among Pop N Go, Inc., Microwave Roasters, Inc., and certain signatories thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 20, 2006

10.15	Stockholders Agreement, dated as of April 5, 2006, by and among Pop N Go, Inc., Microwave Roasters, Inc., and certain signatories thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 8, 2006

10.16	Consulting Agreement, dated October 1, 2006, by and between the Company and Calblue, Inc.	Provided Herewith

10.17	Consulting Agreement, dated October 1, 2006, by and between the Company and Ruth Williams	Provided Herewith

16.1	Letter regarding Change of Accountants	Incorporated by reference to Company’s Report on Form 8-K on June 9, 2003

31.1(i)	Section 302 Certification of CEO and President	Provided Herewith

32.1(ii)	Section 302 Certification of CEO and President	Provided Herewith

31.2(i)	Section 302 Certification of CEO	Provided Herewith

32.2(ii)	Section 906 Certification of CEO	Provided Herewith

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

B.

Reports on 8-K:

No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees.  The aggregate fees billed for professional services rendered was $50,000 and $65,000 for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2006 and 2005, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB and 8-K for those fiscal years.

Audit-related fees.  The aggregate fees billed in each of the last two fiscal years for assurance and related services was $19,437 and $16,200, respectively. These fees are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the caption “Audit Fee.”

Tax fees.  No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All other fees.  Other than the services described above, $12,500 and zero was bill services rendered by the principal accountant for SB-2 filings for the fiscal years ended September 30, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2007	POP N GO, INC.

By: /s/ Melvin Wyman
Melvin Wyman
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:

By: /s/ Melvin Wyman
Melvin Wyman
Sole Director
Date: January 16, 2007