Form 10KSB/A
period 2006-09-30
POP N GO INC
filed 2007-01-25
CIK 1071819

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB/A

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

We had a working capital deficit of $14,109,623 at September 30, 2006, which means that our current liabilities exceeded our current assets on September 30, 2006 by that amount.  Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on September 30, 2006 were not sufficient to satisfy all of our current liabilities on that date, which may adversely impact our financial condition.

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

We have a working capital deficit of $14,109,623 at September 30, 2006, which means that our current liabilities exceeded our current assets on September 30, 2006 by that amount.

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

ITEM 13.  EXHIBITS

The following documents are filed as part of this report:

(a)

Exhibits.

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

2.1	Plan of Merger with Pop N Go Acquisition Corp. dated July 29, 2001	Incorporated by reference to the Company’s Report on Form 8-K filed August 13, 2001

3.1 (i)	Articles of Incorporation of Pop N Go, Inc.	Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 on February 11, 2000

3.1 (ii)	Certificate of Amendment of Articles of Incorporation dated July 23, 2001	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on February 15, 2002

3.1 (iii)	Certificate of Amendment of Articles of Incorporation dated February 5, 2000	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on February 15, 2002

3.1 (iv)	Certificate of Amendment of Articles of Incorporation dated June 8, 2004	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on June 21, 2004

3.2	Bylaws of Pop N Go, Inc.	Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 on February 11, 2000

10.1	Membership Purchase Agreement with Branax, LLC, dated July 13, 2001	Incorporated by reference to the Company’s Form 8-K filed on August 13, 2001

10.2	Stock Option Plan dated August 31, 1998	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report filed on Form 10-KSB on June 2, 2006

10.3	Termination Agreement of Standby Equity Distribution dated November 16, 2005 by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report filed on Form 10-KSB on June 2, 2006

10.4	Revenue Sharing Agreement dated August 5, 2004	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report filed on Form 10-KSB on June 2, 2006

10.5	Securities Purchase Agreement, dated November 16, 2005, by and between the Company and Cornell	Incorporated by reference to Exhibit 10.1 on Form 8-K filed December 15, 2005

10.6	Secured Convertible Debenture, dated November 16, 2005, issued by the Company to Cornell.	Incorporated by reference to Exhibit 10.2 on Form 8-K filed December 15, 2005

10.7	Security Agreement, dated November 16, 2005, by and between the Company and Cornell.	Incorporated by reference to Exhibit 10.3 on Form 8-K filed December 15, 2005

10.8	Investor Registration Rights Agreement, dated November 16, 2005, by and between the Company and Cornell.	Incorporated by reference to Exhibit 10.4 on Form 8-K filed December 15, 2005

10.9	Warrant issued to Cornell Capital Partners, LP by the Company dated November 16, 2005.	Incorporated by reference to Exhibit 10.5 on Form 8-K filed December 15, 2005

10.10	Escrow Agreement among Cornell Capital Partners, LP, the Company and David Gonzalez	Incorporated by reference to Exhibit 10.6 on Form 8-K filed December 15, 2005

10.11	Agreement to Purchase Stock, dated as of April 4, 2206, by and between Pop N Go, Inc. and Microwave Roasters, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 8, 2006

10.12	Stockholders Agreement, dated as of April 5, 2006, by and among Pop N Go, Inc., Microwave Roasters, Inc., and certain signatories thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 8, 2006

10.13	Amendment to Agreement to Purchase Stock, dated as of May 22, 2006	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 8, 2006

10.14	Amended and Restated Agreement to Purchase Stock, by and among Pop N Go, Inc., Microwave Roasters, Inc., and certain signatories thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 20, 2006

10.15	Stockholders Agreement, dated as of April 5, 2006, by and among Pop N Go, Inc., Microwave Roasters, Inc., and certain signatories thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 8, 2006

10.16	Consulting Agreement, dated October 1, 2006, by and between the Company and Calblue, Inc.	Incorporated by reference to Company’s Report on Form 10-KSB on January 16, 2007

10.17	Consulting Agreement, dated October 1, 2006, by and between the Company and Ruth Williams	Incorporated by reference to Company’s Report on Form 10-KSB on January 16, 2007

16.1	Letter regarding Change of Accountants	Incorporated by reference to Company’s Report on Form 8-K on June 9, 2003

31.1(i)	Amended Section 302 Certification of CEO and President	Provided Herewith

32.1(ii)	Amended Section 302 Certification of CEO and President	Provided Herewith

31.2(i)	Amended Section 302 Certification of CEO	Provided Herewith

32.2(ii)	Amended Section 906 Certification of CEO	Provided Herewith

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

Date: January 24, 2007	POP N GO, INC.

By: /s/ Melvin Wyman
Melvin Wyman
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:

By: /s/ Melvin Wyman
Melvin Wyman
Sole Director
Date: January 24, 2007