Form 10QSB
period 2006-12-31
POP N GO INC
filed 2007-02-14
CIK 1071819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes[  ]      No[X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of  February 12, 2007 -- 265,750,425 shares of common stock

________________

Transitional Small Business Disclosure Format:   Yes [   ]   No [X ]

POP N GO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31,
2006
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$425,640
Accounts receivable, net of allowance of $230	12,037
Inventory	168,929
Prepaid expenses and other current assets	97,414

TOTAL CURRENT ASSETS	704,020

NOTE RECEIVABLE	146,023
RENTAL INVENTORY, net	18,291
FURNITURE AND EQUIPMENT, net	10,231

TOTAL ASSETS	$878,565

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$627,514
Accrued liabilities	732,861
Consulting payable - related parties	378,866
Debenture interest payable	2,222,372
Accrued payroll and payroll taxes	161,437
Customer deposits	31,855
Loan payable - related party	240,000
Short-term note payable	829,200
Convertible debt, net	6,489,173
Warrant liability	3,589,839
Accrued derivative liability	1,728,626

TOTAL CURRENT LIABILITIES	17,031,743

LONG-TERM CONVERTIBLE DEBT, net	344,787

TOTAL LIABILITIES	17,376,530

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 900,000,000 shares
authorized; 262,625,425 shares issued and outstanding	262,625
Additional paid-in capital	18,172,024
Prepaid consulting	(47,171)
Shares to be issued as deposit	(52,000)
Accumulated deficit	(34,833,443)

TOTAL STOCKHOLDERS' DEFICIT	(16,497,965)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$878,565

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Periods Ended
	December 31,	December 31,
	2006	2005
	(unaudited)	(unaudited)
SALES
Equipment sales	$7,595	$12,658
Revenue share income	21,911	17,712

TOTAL SALES	29,506	30,370

COST OF GOODS SOLD
Cost of goods sold equipment	2,969	13,836
Cost of goods sold revenue share income	9,556	5,426

TOTAL COST OF REVENUES	12,525	19,262

GROSS PROFIT	16,981	11,108

OPERATING EXPENSES
Selling, general and administrative	814,281	522,136
TOTAL OPERATING EXPENSES	814,281	522,136

LOSS FROM OPERATIONS	(797,300)	(511,028)

OTHER INCOME (EXPENSES):
Interest expense and financing costs	(683,399)	(2,899,187)
Amortization of beneficial conversion feature and debt discount	(618,481)	(97,719)
Change in fair value of warrant and derivative liabilities	(421,294)	959,995
Other	3,523	(8,780)

TOTAL OTHER EXPENSE	(1,719,651)	(2,045,691)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,516,951)	(2,556,719)

PROVISION FOR INCOME TAXES	800	-

NET LOSS	$(2,517,751)	$(2,556,719)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	229,113,492	154,825,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Periods Ended
	December 31,	December 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,517,751)	$(2,556,719)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,319	2,164
Amortization of beneficial conversion feature and debt discounts	618,481	97,719
Amortization of deferred finders fees	347,925	-
Shares issued (to be issued) for loan incentive/services/debt settlement	150,000	251,175
Change in fair value of warrant and derivative liabilities	421,294	(959,995)
Amortization of prepaid consulting fees	25,202	50,574
Non-cash financing charge	-	2,579,963
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(5,662)	2,471
Inventory	(133,589)	-
Prepaid expenses and other current assets	2,706	69,214
Increase (decrease) in:
Accounts payable	12,484	(133,974)
Accrued liabilities	(14,553)	3,098
Accrued consulting - related party	30,885	(27,030)
Debenture interest payable	147,871	153,952
Accrued payroll and payroll taxes	6,898	(14,514)
Customer deposits	-	(500)

Net cash used in operating activities	(906,490)	(482,402)

CASH FLOWS FROM INVESTING ACTIVITIES:

Issuance of notes receivable	(39,000)	(10,000)
Proceeds from sale of rental equipment	7,168	-
Payments for furniture and equipment and rental equipment	(583)	-

Net cash used in investing activities	(32,415)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures, net	652,878	1,215,906
Payment of convertible debentures and notes payable	(39,790)	-

Net cash provided by financing activities	613,088	1,215,906

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(325,817)	723,504

CASH AND CASH EQUIVALENTS, Beginning of period	751,457	1,696

CASH AND CASH EQUIVALENTS, End of period	$425,640	$725,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$70,909	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 2006, the Company (1) issued 18,750,050 shares of common stock for the conversion debt (including accrued interest) of $470,424; (2) issued 2,000,000 shares of common stock valued at $52,000 for a deposit on the MRI acquisition; (3) issued 17,700,028 shares valued at $526,918 that the Company had previously committed to issue.

During the three months ended December 31, 2005, the Company (1) issued 8,899,225 shares of common stock for the conversion of $186,475 in debt; (2) issued 1,100,000 shares of common stock valued at $30,800 for a debt settlement; (3) issued 23,895,000 shares valued at $445,966 that the Company had previously committed to issue.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pop N Go, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-KSB.  The results of the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year ending September 30, 2007.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At December 31, 2006, the Company had 131,328,500 warrants outstanding that were anti-dilutive.  In addition, the Company has convertible debentures that could be converted into 378,096,625 shares of the Company’s common stock.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance in the aggregate of $230 at December 31, 2006 for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible accounts.

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

Customer Deposits

As of December 31, 2006, customers had paid deposits totaling $31,855 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended December 31, 2006 and 2005 were insignificant.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

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

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2006 the Company had amounts in bank accounts in excess of FDIC insurance limit.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment during the period ended December 31, 2006.

Reclassifications

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform to report classifications of the current period.

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  The Company is in the process of evaluating the impact of this pronouncement on its financial statements.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, of the adoption of this statement will have on the financial statements.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months ended December 31, 2006, the Company incurred net losses of $2,517,751.  In addition, the Company had a negative cash flow in operating activities amounting $906,490 in the three months ended December 31, 2006, and the Company’s accumulated deficit was $34,833,443 as of December 31, 2006.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

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

Short-term notes payable at December 31, 2006 consisted of the following:

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

Note payable dated December 29, 1998 assumed in acquisition of Branax, bearing interest at 7% per annum and due in March 1999. This note payable is currently in default.	28,083
Note payable dated December 18, 2000 assumed in acquisition of Branax, bearing interest at 8% per annum and due in January 2002. This note payable is currently in default.	3,000
Note payable dated April 24, 2002, bearing no interest and due in September 2002. This note payable is currently in default.	8,000
Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in April 1, 2007.	29409
Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003. This note payable is currently in default.	10,000
Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003. This note payable is currently in default.	25,000
Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003. These notes payable are currently in default.	28,540

Note payable dated January 23, 2003, bearing interest of $3,000 plus $1,950 for 60 day renewal, due in June 2003. This note payable is currently in default.	15,000
Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively, due in May 2003. These notes payable are currently in default.	45,000
Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default.	15,327
Note payable dated December 9, 2003, bearing interest of $5,000 plus $5,000 for a 90 day renewal due June 2004.This note payable is currently in default.	30,000
Note payable dated December 17, 2003, bearing interest of $2,500 due in March 16, 2004. This note payable is currently in default.	15,000
Note payable dated December 18, 2003, bearing interest of $5,000 Plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	29,340

Note payable dated December 24, 2003, bearing interest of $5,000 due March 23, 2004. This note payable is currently in default.	30,000
Note payable dated January 29, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal due July 2004. This note payable is currently in default.	13,475
Note payable dated February 25, 2004, April 27, 2004 and June 8, bearing interest of $5,000, $1,250 and $2,500 due August 2004, July 2004 and October 2004, respectively. These note payables are currently in default.	37,500
Note payable dated March 11, 2004 and May 7, 2004, bearing interest of $1,250 and $1,250, due June 2004 and July 2004, respectively. These note payables are currently in default.	11,658
Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204. This note payable is currently in default.	14,730
Note payable dated August 21, 2006, bearing interest at 15% per annum.	82,336
Note payable, bearing interest of 15%	28,784
Note payable dated January 1, 2006, bearing interest of 15%, due December 31, 2006.	33,750
$829,200

The Company recorded an interest of $31,782 and $46,739,on the notes payable for the three month periods ended December 31, 2006 and 2005, respectively.

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

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $1,728,626 at December 31, 2006 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction and all other non-employee options and warrants have been reported as liability at December 31, 2006 in the accompanying balance sheet with an aggregate fair value of $3,589,839.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 295% and expected term of .25 to 3.88 years.   The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $300,000 and $3,479,963, respectively.  The first $1,200,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $2,579,963 has been shown as financing costs in the accompanying statement of operations during the quarterly period ended December 31, 2005.

Below is a rollforward of the convertible debentures outstanding at December 31, 2006:

Balance at September 31, 2006	$8,481,537
Additions	814,169
Repayments	(9,000)
Converted to equity	(287,500)
Balance at December 31, 2006	$8,998,756

A summary of the convertible notes and related discounts is below:

	Current	Long-term	Total
Gross convertible debentures	$7,823,756	$1,175,000	$8,998,756
Debt discounts	(925,046)	(751,414)	(1,676,460)
Deferred finders’ fee	(409,537)	(78,799)	(488,336)
Net	$6,489,173	$344,787	$6,833,960

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended December 31, 2006, the Company issued:

•  18,750,050 shares of common stock in exchange for debt (including accrued interest) totaling $470,424;

•  6,000,000 shares of common stock in exchange for services totaling $150,000;

•  2,000,000 shares of common stock for deposit on MRI acquisition

•  17,700,028 shares that the Company previously committed to issue.

Also, during the three months ended December 31, 2006, the Company recorded $214,714 for beneficial conversion feature on the convention convertible notes.

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

During the year ended September 30, 2004, 100,000 options were granted and these options expired on December 31, 2005. As of December 31, 2006, there were no options outstanding under this plan.

Stock Purchase Warrants

During the three months ended December 31, 2006, the Company issued a total of 1,650,000 warrants as loan incentives to purchase shares of the Company’s common stock and for consulting services for $0.02- $0.04 per share. The value of the warrants of $6,327 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5%, volatility of 171% and expected term of one-quarter year to three years.

The following table summarizes information about the warrants outstanding at December 31, 2006:

	Warrants	Average Exercise Price
Outstanding, September 30, 2004	28,217,500	0.05
Granted in FY 2005	800,000	0.02
Expired/Forfeited in FY 2005	(15,912,500)	0.05
Outstanding, September 30, 2005	13,105,000	0.04
Granted in FY 2006	124,810,000	0.01
Expired/Forfeited in FY 2006	(3,576,500)	0.02
Outstanding, September 30, 2006	134,338,500	0.01
Granted in FY 2007	1,650,000	0.02
Expired/Forfeited in FY 2007	(4,660,000)	0.02
Outstanding, December 31, 2006	131,328,500	$0.01

The intrinsic value of the outstanding warrants at December 31, 2006 was $2,289,600.

Weighted-Average Remaining Contractual Life	3.75 Years

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

Range of Exercise Prices	$0.01–0.05
Weighted-Average Exercise Price of Warrants Outstanding	$0.01
Weighted Average Exercise Price of Warrants Exercisable	$0.01

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

A lawsuit was filed in the Circuit Court of Cook County Illinois on March 22, 2006. The Company had a nonexclusive agreement for fees if the plaintiff found investors and fee was payable upon funding. The Company was served on July 21, 2006 and filed during the week of January 15, 2007 a motion to dismiss the complaint for failure to state a cause of action. The court date is set for March 2007 when the Company will contest the allegations in the complaint as there is no merit to plaintiff's claim per the Company's legal counsel's opinion. Plaintiff is seeking $400,000 plus interest, attorney fees and court costs.

NOTE 7 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At December 31, 2006, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the three months ended December 31, 2006, the company recorded imputed interest at 12%.

The Company entered into a Consultant Agreement with Calblue, Inc. on October 1, 2006.   Melvin Wyman, president of Calblue, was appointed as Chief Executive Officer and President and Chairman of the Board of Directors for Pop N Go.  Calblue’s tenure is for a three-year term, and will automatically renew on October 1, 2009 unless the parties agree, in writing, to terminate or change the Agreement.  Calblue's compensation during the three-year term is $150,000, $180,000, $240,000, respectively, payable on a monthly basis. There is a $1,500 month allowance for insurance during term of agreement.   Calblue was awarded $25,000 and 4,000,000 shares of restricted common stock (valued at $100,000) issuable upon the execution of a final employment agreement between consultant and the Company.  Additionally, a performance bonus will be determined by incremental quarterly increase in the market capitalization of the company stock.  The parties agreed to use $5 million as the baseline market cap for quarter one beginning October 1, 2006.  Consultant will be paid an amount equal to 2% of each succeeding quarterly market cap increase.  Payment will be made in cash or stock at the option of Calblue.

The Company also has accrued consulting to another shareholder of the Company. At December 31, 2006, total accrued consulting expenses to shareholders amounts to $378,866.

NOTE 8 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings).  During the three months ended December 31, 2006 or 2005, the Company did not operate flavoring segment.

The Company operates domestically as well as internationally.  The Company sells its machines to various countries including Australia, and others in North America, Europe, Asia and South America.  The Company operates its revenue sharing program at this time domestically and currently has no long lived assets outside of the United States.

NOTE 9 – ACQUISITION OF MICROWAVE ROASTERS, INC.

On April 4, 2006, the Company entered into a stock purchase agreement with Microwave Roasters, Inc. ("MRI"), an Alabama company, whereby the Company would acquire 51% of MRI's common stock for $580,000 in cash and notes plus 2,000,000 shares of the Company's restricted common stock. In connection with the foregoing transaction, the Company, MRI and certain shareholders of MRI executed a Shareholders Agreement dated April 5, 2006. On May 22, 2006, the Company and MRI entered into an amended stock purchase agreement whereby the closing date of the transactions contemplated under the stock purchase agreement was changed to June 1, 2006. The agreement was further modified whereby the Company would only acquire 49% of MRI's common stock. This transaction with MRI has not yet closed. The Company issued 2,000,000 shares at fair market value of $52,000 to MRI during the three month period ended December 31, 2006, as an acquisition deposit. The Company has a note receivable of $146,023 from MRI for advances made.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 2006, 3,125,000 shares of restricted stock was issued for an incremental conversion of $50,000 by Cornell Capital Partners, LLC.

Subsequent to December 31, 2006, the Company sold 500,000 shares of restricted stock at $0.02 per share.

Subsequent to December 31, 2006, the Company raised $347,500 in convertible debentures.  The debentures all have $0.02 conversion rate and bear interest between 12-18%.

Subsequent to December 31, 2006, the Company issued 1,150,000 warrants  that have an exercise rate of $0.02 and all expire December 31, 2007.

Subsequent to December 31, 2006, the Company renewed its Investor Relations Contract with a commitment to issue 500,000 shares of restricted stock as well as $2,000 a month compensation.

Subsequent to December 31, 2006, the Company received the complete shipment of 200 machines that were manufactured in Shanghai, China.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction-Forward Looking Statements

Forward-Looking Statements and Associated Risks.  This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based largely on our company’s expectations and are subject to a number of risks and uncertainties, including those described in “Business Risk Factors” of our Form 10-K for the year ended September 30, 2006. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company’s industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Any forward-looking statement speaks only as of the date on which such statement is made, and Pop N Go, Inc.  undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company’s ability to continue as a going concern for the year ended September 30, 2006 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on 37% of its convertible debentures and 90% of the short-term note payables. The Company owes delinquent payroll taxes of $155,729, which accrued prior to September 2002.

The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

We have a working capital deficit of $15,667,477 at December 31, 2006, which means that our current liabilities exceeded our current assets on December 31, 2006 by that amount.

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

Results of Operations

Three Months Ended December 31, 2006 Compared To The Three Months Ended December 31, 2005

The Company incurred a net loss of $2,517,751 for the three months ended December 31, 2006 as compared to a net loss of $2,556,719 for the three months ended December 31, 2005.  This loss represents a loss from operations of $797,300 and $511,028 for the three months ended December 31, 2006 and 2005, respectively.  The net loss also includes other expenses of  $1,719,651 and $2,045,691 for the three months ended December 31, 2006 and 2005, respectively.

Total equipment sales for the three months ended December 31, 2006 were $7,595 as compared to $12,658 for the three months ended December 31, 2005. This represents a decrease of 40%.  The Company’s focus is on expanding the marketing of the revenue share program and to reduce marketing efforts for the outright sale of popcorn machines.

Total cost of goods sold for equipment sales was $2,969 (39.1% of sales) and $13,836 (109.3% of sales) for the three months ended December 31, 2006 and 2005.

Total revenue share income for the three months ended December 31, 2006 was $21,911 as compared to $17,712 for the three months ended December 31, 2005.  This represents an increase in revenue share income of 23.7% over the three months ended December 31, 2005.  This increase was primarily due to the Company continuing to test schools and other venues that will maximize revenue sharing sales.

Total cost of goods sold for revenue share income for the three months ended December 31, 2006 was $9,556 (43.6% of sales) as compared to $5,426 (30.6% of sales) for the three months ended December 31, 2005.  This increase was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses.  For the three months ended December 31, 2006, total general and administrative expenses were $814,281 as compared to $522,136 for the three months ended December 31, 2005.  This represents a 56% increase over the same period in the prior three months.  This increase was primarily due to higher overhead expenses.

Interest and financing cost and beneficial conversion feature expenses decreased from $2,996,906 for the three months ended December 31, 2005 to $1,301,880 for three months ended December 31, 2006, which represents a 56.6% decrease.  The Company also recorded other expense of $421,294 for the three months ended December 31, 2006 related to the change in the fair value of our warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to Cornell Capital Partners, LP and the beneficial conversion feature embedded in the convertible debt.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $425,640 as compared to cash and cash equivalents of $725,200 as of December 31, 2005.  At December 31, 2006, we had a working capital deficiency (total current liabilities in excess of total current assets) of ($16,327,723) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($10,998,316) as of December 31, 2005.  This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes.

Net cash used in operating activities was $906,490 for three months ended December 31, 2006, as compared to the net cash of $482,402 used in operating activities for the three months ended December 31, 2005.

As shown in the consolidated financial statements, during the three months ended December 31, 2006, the Company incurred net losses of $2,517,751.  In addition, the Company had a negative cash flow in operating activities amounting $906,490 in the three months ended December 31, 2006, and the Company’s accumulated deficit was $34,833,443 as of December 31, 2006.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

During the three months ended December 31, 2006, the Company issued:

•  18,750,050 shares of common stock in exchange for debt totaling $470,424;

•  6,000,000 shares of common stock in exchange for services totaling $150,000;

•  2,000,000 shares of common stock for deposit on MRI acquisition

•  17,700,028 shares that the Company previously committed to issue.

On November 16, 2005, we entered into a Securities Purchase Agreement pursuant to which we sold to Cornell Capital Partners, LP convertible debentures in the aggregate principal amount of $1,200,000 pursuant to the terms of the secured convertible debentures and related financing agreements.  The November 2005 secured convertible debentures in the principal amount of $1,200,000 consolidated prior convertible debentures and promissory notes issued to Cornell Capital Partners, LP, and included new additional convertible debentures, as described below.  On February 9, 2005, we issued to Cornell Capital Partners a promissory note in the principal amount of $350,000, which accrued interest at 12% per annum (the “ February 2005 Note ”).  The February 2005 Note was issued to consolidate the following: (i) a 5% convertible debenture in the original principal amount of $70,000 issued on May 17, 2004; (ii) a 5% convertible debenture in the original principal amount of $70,000 issued on July 22, 2004; (iii) a 5% convertible debenture in the original principal amount of $60,000 issued on September 13, 2004, and (iv) a November 24, 2004, 12% promissory note in the original principal amount of $150,000.  On November 16 2005, the principal amount of the February 2005 Note plus accrued and unpaid interest was $350,000 in principal plus $41,057.  On November 16, 2005, pursuant to the Securities Purchase Agreement, we surrendered the February 2005 Note for conversion into the convertible debentures and purchased additional convertible debentures for the total purchase price of $1,200,000.

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

We currently have $8,998,756 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to Cornell Capital Partners, LP. Of those debentures, $3,320,008, or 37% of the total convertible debentures, is in default.

Note Receivable

On December 31, 2006, we have a receivable on a promissory note, amounting $146,023. The note bears an interest rate of 10% per annum.

Convertible Debentures and Promissory Notes

We are attempting to become current on our obligations by converting the debentures and promissory notes to common stock and issuing long-term promissory notes. We currently have $8,998,756 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to Cornell Capital Partners, LP. Of those debentures, $3,347,208, or 37% of the total convertible debentures, is in default. We also have short term notes in the amount of $829,200. We are in default on a significant majority of these notes and in addition we are also in default on a promissory note we issued to Branax, LLC in the amount of $240,000. We have been in discussions with holders of a majority of these obligations, and have requested renewals by offering a conversation rate more acceptable with today's market value. We have not yet been able to bring these obligations current, and the repayment obligations under the defaulted debentures and notes can be accelerated at any time by the holders of the notes.

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

Microwave Roasters, Inc .

On September 15, 2006, the Company into an Amended and Restated Agreement to Purchase Stock (the “ Amended Stock Purchase Agreement ”), with Microwave Roasters, Inc., an Alabama company (“ MRI ”).  Pursuant to the Amended Stock Purchase Agreement, the Company and MRI mutually agreed to the Company acquiring forty-nine percent (49%) of MRI’s common stock for $580,000 in cash and notes and 2,000,000 shares of the Company’s restricted common stock.  The Company and MRI have not closed the transaction as the date of the filing of the Quartely Report on Form 10-QSB. The Company issued 2,000,000 shares at fair market value of $52,000 to MRI during the three month period ended December 31, 2006, as an acquisition deposit.

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

The Company assesses the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors to make our determination.  The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the industry, the market valuation of our common stock and the overall economic environment.  When the Company determines that the carrying value of its long- lived assets and goodwill may not be recoverable, the Company measures any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets.   If the Company does not meet its operating forecasts or if the market value of its common stock declines significantly, the Company may record impairment charges as needed

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures

(a)

Evaluation Of Disclosure Controls And Procedures

Pop N Go’s Principal Executive Officer/Principle Accounting and Financial Officer (one person), after evaluating the effectiveness of Pop N Go’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”)) as of the end of the period covered by this Report, have concluded that as of such date, Pop N Go disclosure controls and procedures were adequate and effective to ensure that material information relating to Pop N Go that is required to be disclosed by Pop N Go in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to Pop N Go’s management, including its Principal Executive Officer/Principal Accounting and Financial Officer (one person), to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

A lawsuit was filed in the Circuit Court of Cook County Illinois on March 22, 2006.  The Company had a nonexclusive agreement for fees if the plaintiff found investors and fee was payable upon funding.  The Company was served on July 21, 2006 and filed during the week of January 15, 2007 a motion to dismiss the complaint for failure to state a cause of action.  The court date is set for March 2007 when the Company will contest the allegations in the complaint as there is no merit to plaintiff’s claim per the Company’s legal counsel’s opinion.  Plaintiff is seeking $400,000 plus interest, attorney fees and court costs.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default in the repayment of principal on approximately $3,347,208 or 37% of our convertible debentures and are in default in the repayment of principal on approximately 90% of our short-term notes.

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

POP N GO, INC.

/s/ Melvin Wyman
Melvin Wyman	Chief Executive Officer and	February 14, 2007
Sole Director