Form 10QSB
period 2007-03-31
POP N GO INC
filed 2007-05-21
CIK 1071819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes[  ]      No[X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2007  - 289,300,596  shares of common stock

________________

Transitional Small Business Disclosure Format:   Yes [   ]   No [X ]

POP N GO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31,
2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$153,871
Accounts receivable, net of allowance of $230	42,776
Inventory	189,550
Prepaid expenses and other current assets	31,173

TOTAL CURRENT ASSETS	417,370

NOTE RECEIVABLE	156,023
RENTAL INVENTORY, net	98,045
FURNITURE AND EQUIPMENT, net	8,731

TOTAL ASSETS	$680,169

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$652,223
Accrued liabilities	66,641
Consulting payable - related parties	374,946
Debenture interest payable	2,375,203
Accrued payroll and payroll taxes	163,206
Customer deposits	31,855
Loan payable - related party	240,000
Short-term note payable	823,755
Convertible debt, net	7,485,578
Warrant liability	2,707,485
Accrued derivative liability	1,651,185

TOTAL CURRENT LIABILITIES	16,572,077

LONG-TERM CONVERTIBLE DEBT, net	428,802

TOTAL LIABILITIES	17,000,879

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 900,000,000 shares
authorized; 265,750,426 shares issued and outstanding	265,750
Common stock to be issued	701,661
Additional paid-in capital	18,291,041
Prepaid consulting	(38,917)
Accumulated deficit	(35,540,245)

TOTAL STOCKHOLDERS' DEFICIT	(16,320,710)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$680,169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET SALES
Equipment sales	$118,645	$10,885	$126,240	$23,543
Revenue share income	15,516	17,441	37,427	35,153

TOTAL NET SALES	134,161	28,326	163,667	58,696

COST OF SALES
Cost of goods sold equipment	90,114	9,272	93,083	23,108
Cost of goods sold revenue share income	13,207	3,891	22,763	9,317

TOTAL COST OF SALES	103,321	13,163	115,846	32,425

GROSS PROFIT	30,840	15,163	47,821	26,271

OPERATING EXPENSES
Selling, general and administrative	507,087	502,963	1,322,168	1,025,099
TOTAL OPERATING EXPENSES	507,087	502,963	1,322,168	1,025,099

LOSS FROM OPERATIONS	(476,247)	(487,800)	(1,274,347)	(998,828)

OTHER INCOME (EXPENSES):
Interest expense and financing costs	(655,016)	(378,038)	(1,338,415)	(3,277,225)
Amortization of beneficial conversion feature and debt discount	(598,461)	(331,082)	(1,216,942)	(428,801)
Change in fair value of warrant and derivative liabilities	1,019,113	(1,464,841)	597,819	(504,846)
Other	3,809	-	7,332	(8,780)

TOTAL OTHER EXPENSE	(230,555)	(2,173,961)	(1,950,206)	(4,219,652)

LOSS BEFORE PROVISION FOR INCOME TAXES	(706,802)	(2,661,761)	(3,224,553)	(5,218,480)

PROVISION FOR INCOME TAXES	-	2,400	-	2,400

NET LOSS	$(706,802)	$(2,664,161)	$(3,224,553)	$(5,220,880)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.02)	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	265,125,426	171,883,284	246,921,591	163,260,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,224,553)	$(5,220,880)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	11,819	3,646
Amortization of beneficial conversion feature and debt discounts	1,216,942	429,801
Amortization of deferred finders fees	644,769	-
Fair value of warrants issued for services	25,518	-
Shares issued (to be issued) for loan incentive/services/debt settlement	163,000	253,175
Change in fair value of warrant and derivative liabilities	(597,819)	504,846
Amortization of prepaid consulting fees	33,456	112,241
Non-cash financing charge	-	2,579,963
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(36,401)	2,756
Inventory	(154,210)	-
Prepaid expenses and other current assets	77,729	205,974
Increase (decrease) in:
Accounts payable	37,193	(149,961)
Accrued liabilities	(20,527)	(15,890)
Accrued consulting - related party	26,965	(62,644)
Debenture interest payable	300,702	260,956
Accrued payroll and payroll taxes	8,667	(19,114)
Customer deposits	-	(2,000)

Net cash used in operating activities	(1,486,750)	(1,117,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(49,000)	(30,000)
Payments for furniture and equipment and rental equipment	(82,169)	(3,799)

Net cash used in investing activities	(131,169)	(33,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures, net	1,064,568	1,666,874
Payment of convertible debentures and notes payable	(45,235)	(43,441)
Proceeds from sale of common stock (common stock to be issued)	1,000	18,000

Net cash provided by financing activities	1,020,333	1,641,433

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(597,586)	490,503

CASH AND CASH EQUIVALENTS, Beginning of period	751,457	1,696

CASH AND CASH EQUIVALENTS, End of period	$153,871	$492,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2007, the Company (1) issued 21,875,050 shares of common stock for the conversion debt and accrued interest of $520,424; (2) issued 2,000,000 shares of common stock for a deposit on the MRI acquisition; (3) issued 17,700,028 shares that the Company had previously committed to issue.

During the six months ended March 31, 2006, the Company (1) issued 8,899,225 shares of common stock for the conversion of $186,475 in debt; (2) issued 1,100,000 shares of common stock for a debt settlement of $30,800; (4) issued 23,895,000 shares that the Company had previously committed to issue..

.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pop N Go, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-KSB.  The results of the six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending September 30, 2007.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Pop N Go, Inc. and its wholly-owned subsidiaries, Nuts To Go, Inc and Branax, LLC. All inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). The Company is recognizing revenue from two sources; sale of equipment and the owner operated revenue share program. Equipment sales are recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenues from the revenue sharing program are recognized upon monthly collections of proceeds from the machines. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At March 31, 2007, the Company had 135,344,269 warrants outstanding that were anti-dilutive.  In addition, the Company has convertible debentures that could be converted into 281,713,426 shares of the Company’s common stock.

Customer Deposits

As of March 31, 2007, customers had paid deposits totaling $31,855 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

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

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2007 the Company had amounts in bank accounts in excess of FDIC insurance limit.

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six months ended March 31, 2007, the Company incurred net losses of $3,224,553.  In addition, the Company had a negative cash flow in operating activities amounting $1,486,750 in the six months ended March 31, 2007, and the Company’s accumulated deficit was $35,540,245 as of March 31, 2007.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

The Company has started to have its popcorn machines manufactured in Shanghai, China which will result in a significant cost savings and increase production capacity to 1,000 machines per month. The new requirement for healthy snacks in many school districts has resulted in a significant increase in demand for the Company’s hot air popcorn vending machines.  The Company is also testing its machines in several school districts, hospitals and other public venues. The Company expects the nationwide trend toward healthy eating to play a major role in driving the demand for its popcorn machines.

NOTE 3 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at March 31, 2007 consisted of the following:

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in April 1, 2007.	28,663
Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003. This note payable is currently in default.	10,000
Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003. This note payable is currently in default.	25,000
Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003. These notes payable are currently in default.	28,540
Note payable dated January 23, 2003, bearing interest of $3,000 plus $1,950 for 60 day renewal, due in June 2003. This note payable is currently in default.	15,000
Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively, due in May 2003. These notes payable are currently in default.	45,000
Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default.	15,327
Note payable dated December 9, 2003, bearing interest of $5,000 plus $5,000 for a 90 day renewal due June 2004.This note payable is currently in default.	30,000
Note payable dated December 17, 2003, bearing interest of $2,500 due in March 16, 2004. This note payable is currently in default.	15,000
Note payable dated December 18, 2003, bearing interest of $5,000 Plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	29,340
Note payable dated December 24, 2003, bearing interest of $5,000 due March 23, 2004. This note payable is currently in default.	30,000
Note payable dated January 29, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal due July 2004. This note payable is currently in default.	13,475
Note payable dated February 25, 2004, April 27, 2004 and June 8, bearing interest of $5,000, $1,250 and $2,500 due August 2004, July 2004 and October 2004, respectively. These note payables are currently in default.	37,500

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

Note payable dated March 11, 2004 and May 7, 2004, bearing interest of $1,250 and $1,250, due June 2004 and July 2004, respectively. These note payables are currently in default.	11,658
Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204. This note payable is currently in default.	14,730
Note payable dated August 21, 2006, bearing interest at 15% per annum.	82,336
Note payable, bearing interest of 15%	24,086
Note payable dated January 1, 2006, bearing interest of 15%, due December 31, 2006.	33,750
$823,755

The Company recorded an interest expense of $31,782 and $31,175, respectively during the three month and six month periods ended March 31, 2007. The Company recorded an interest expense of $46,739 and $ 35,158, respectively during the three month and six month periods ended March 31, 2006.

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

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $1,651,185 at March 31, 2007 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction and all other non-employee options and warrants have been reported as liability at March 31, 2007 in the accompanying balance sheet with an aggregate fair value of $2,707,485.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 308% and expected term of .25 to 3.88 years.   The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss.

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

Below is a rollforward of the convertible debentures outstanding at March 31, 2007:

Balance at September 30, 2006	$8,481,537
Additions	1,365,205
Repayments	(9,000)
Converted to equity	(337,500)
Balance at March 31, 2007	$9,500,242

A summary of the convertible notes and related discounts is below:

	Current	Long-term	Total
Gross convertible debentures	$8,375,242	$1,125,000	$9,500,242
Debt discounts	(604,422)	(627,737)	(1,232,159)
Deferred finders’ fee	(285,242)	(68,461)	(353,703)
Net	$7,485,578	$428,802	$7,914,380

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended March 31, 2007, the Company issued:

•  21,875,050 shares of common stock in exchange for debt totaling $520,424;

•  6,000,000 shares of common stock in exchange for services totaling $150,000;

•  2,000,000 shares of common stock for deposit on MRI acquisition

•  17,700,028 shares that the Company previously committed to issue.

Also, during the six months ended March 31, 2007, the Company recorded $304,586 for beneficial conversion feature on the convention convertible notes.

Stock to be Issued

At March 31, 2007, the Company had committed to issue 4,395,380 shares of its common stock valued at $701,661.

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

FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

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

During the year ended September 30, 2004, 100,000 options were granted and these options were expired as of March 31, 2006. As of March 31, 2007, there were no options outstanding under this plan.

Stock Purchase Warrants

During the six months ended March 31, 2007, the Company issued a total of 3,660,000 warrants as loan incentives to purchase shares of the Company’s common stock and for consulting services for $0.02- $0.04 per share. The value of the warrants of $40,128 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5%, volatility of 167% -171% and expected term of one-quarter year to three years.  Also during the six months ended March 31, 2007, the Company issued a total of 2,105,769 warrants for services rendered to purchase shares of the Company’s common stock and for consulting services for $0.02- $0.028 per share. The value of the warrants of $25,518 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5%, volatility of 167% and expected term of one-quarter year to three years.

The following table summarizes information about the warrants outstanding at March 31, 2007:

	Warrants	Average Exercise Price
Outstanding, September 30, 2006	134,338,500	0.01
Granted in FY 2007	5,765,769	0.02
Expired/Forfeited in FY 2007	(4,760,000)	0.02
Outstanding, March 31, 2007	135,344,269	$0.02

The intrinsic value of the outstanding warrants at March 31, 2007 was $1,375,841.

Weighted-Average Remaining Contractual Life	3.75 Years
Range of Exercise Prices	$0.01–0.05
Weighted-Average Exercise Price of Warrants Outstanding	$0.01
Weighted Average Exercise Price of Warrants Exercisable	$0.01

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

A lawsuit was filed in the Circuit Court of Cook County Illinois on March 22, 2006.  The Company had a nonexclusive agreement for fees if the plaintiff found investors and fee was payable upon funding.  The Company was served on July 21, 2006. During the week of January 15, 2007 a motion to dismiss the complaint for failure to state a cause of action was filed. The motion to dismiss was granted on March 7, 2007 but gave the plaintiff leave to file an amended complaint.  The amended complaint was filed and the Company will vigorously contest the allegations in the complaint as there is no merit to plaintiff’s claim per the Company’s legal counsel opinion.  Plaintiff is seeking $400,000 plus interest, attorney fees and court costs.

NOTE 7 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At March 31, 2007, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the six months ended March 31, 2007, the company recorded imputed interest at 12%.

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

The Company also has accrued consulting to another shareholder of the Company. At March 31, 2007, total accrued consulting expenses to shareholders amounts to $374,946.

NOTE 8 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings).  During the six months ended March 31, 2007 or 2006, the Company did not operate flavoring segment.

The Company operates domestically as well as internationally.  The Company sells its machines to various countries including Australia, and others in North America, Europe, Asia and South America.  The Company operates its revenue sharing program at this time domestically and currently has no long lived assets outside of the United States.

NOTE 9 – ACQUISITION OF MICROWAVE ROASTERS, INC.

On April 4, 2006, the Company entered into a stock purchase agreement with Microwave Roasters, Inc. (“MRI”), an Alabama company, whereby the Company would acquire 51% of MRI’s common stock for $580,000 in cash and notes plus 2,000,000 shares of the Company’s restricted common stock. In connection with the foregoing transaction, the Company, MRI and certain shareholders of MRI executed a Shareholders Agreement dated April 5, 2006. On May 22, 2006, the Company and MRI entered into an amended stock purchase agreement whereby the closing date of the transactions contemplated under the stock purchase agreement was changed to June 1, 2006.  The agreement was further modified whereby the Company would only acquire 49% of MRI’s common stock.  This transaction with MRI has not yet closed.  The Company has a note receivable of $156,023 from MRI for advances made. Accrued interest of $13,422 is included in the prepaid and other current assets in the accompanied financials.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007 the Company raised $259,736 in convertible debentures. These debentures have $0.017 - $0.02 conversion rates and bear interest between 12-18%.

Subsequent to March 31, 2007, the Company issued 400,000 warrants that have an exercise rate of $0.017 and expire December 31, 2007.

Subsequent to March 31, 2007, the Company reduced convertible debt and accrued interest by $454,351 with the issuance of 21,809,476 shares of restricted stock.

Subsequent to March 31, 2007, the Company issued 740,692 committed shares and 1,000,000 shares for consulting.

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

We have a working capital deficit of $16,154,707 at March 31, 2007, which means that our current liabilities exceeded our current assets on March 31, 2007 by that amount.

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

Results of Operations

Three Months Ended March 31, 2007 Compared To The Three Months Ended March 31, 2006

The Company incurred a net loss of $706,802 for the three months ended March 31, 2007 as compared to a net loss of $2,664,161 for the three months ended March 31, 2006.  This loss represents a loss from operations of $476,247 and $487,800 for the three months ended March 31, 2007 and 2006, respectively.  The net loss also includes other expenses of $230,555 and $2,173,961 for the three months ended March 31, 2007 and 2006, respectively.

Total equipment sales for the three months ended March 31, 2007 were $118,645 as compared to $10,885 for the three months ended March 31, 2006. This represents an increase of 990%.  The increase is due to the Company’s focus on expanding the marketing of the revenue share program and beginning to sell its popcorn machines.

Total cost of goods sold for equipment sales was $90,114 (76.0% of sales) and $9,272 (85.2% of sales) for the three months ended March 31, 2007 and 2006.

Total revenue share income for the three months ended March 31, 2007 was $15,516 as compared to $17,441 for the three months ended March 31, 2006.  This represents a decrease in revenue share income of 11.0% over the three months ended March 31, 2006.  This decrease was primarily due to the Company focusing on machine sales.

Total cost of goods sold for revenue share income for the three months ended March 31, 2007 was $13,207 (85.1% of sales) as compared to $3,891 (22.3% of sales) for the three months ended March 31, 2006.  This increase was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses.  For the three months ended March 31, 2007, total general and administrative expenses were $507,087 as compared to $502,963 for the three months ended March 31, 2006.  This represents a 0.81% increase over the same period in the prior three months.  This increase is not significant.

Other expenses decreased from $2,173,961 for the three months ended March 31, 2006 to $230,555 for three months ended March 31, 2007, which represents an 89.4% decrease.  Decrease is principally due to the change in the fair value of the warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to Cornell Capital Partners, LP and the beneficial conversion feature embedded in the convertible debt.

Six Months Ended March 31, 2007 Compared To The Six Months Ended March 31, 2006

The Company incurred a net loss of $3,224,553 for the six months ended March 31, 2007 as compared to a net loss of $5,220,880 for the six months ended March 31, 2006.  This loss represents a loss from operations of $1,274,347 and $998,828 for the six months ended March 31, 2007 and 2006, respectively.  The net loss also includes other expenses of  $1,950,206 and $4,219,652 for the six months ended March 31, 2007 and 2006, respectively.

Total equipment sales for the six months ended March 31, 2007 were $126,240 as compared to $23,543 for the six months ended March 31, 2006. This represents an increase of 436.2%. The increase is due to the Company’s focus on expanding the marketing of the revenue share program and beginning to sell its popcorn machines.

Total cost of goods sold for equipment sales was $93,083 (73.7% of sales) and $23,108(98.3% of sales) for the six months ended March 31, 2007 and 2006.

Total revenue share income for the six months ended March 31, 2007 was $37,427 as compared to $35,153 for the six months ended March 31, 2006.  This represents an increase in revenue share income of 6.5% over the six months ended March 31, 2006.  This increase was primarily due to the Company continuing to test schools and other venues that will maximize revenue sharing sales.

Total cost of goods sold for revenue share income for the six months ended March 31, 2007 was $22,763 (60.8% of sales) as compared to $9,317 (26.5% of sales) for the six months ended March 31, 2006.  This increase was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses.  For the six months ended March 31, 2007, total general and administrative expenses were $1,322,168 as compared to $1,025,099 for the six months ended March 31, 2006.  This represents a 29.0% increase over the same period in the prior six months.  This increase was primarily due to higher overhead expenses.

Other expense decreased from $4,219,652 for the six months ended March 31, 2006 to $1,950,206 for six months ended March 31, 2007, which represents a 53.8% decrease.  Decrease is principally due to the change in the fair value of the warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to Cornell Capital Partners, LP and the beneficial conversion feature embedded in the convertible debt.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $153,871as compared to cash and cash equivalents of $492,199 as of March 31, 2006.  At March 31, 2007, we had a working capital deficiency (total current liabilities in excess of total current assets) of ($16,154,707) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($13,148,153) as of March 31, 2006.  This increase in working capital deficiency was due to the additional issuance of convertible debentures and short-term notes.

Net cash used in operating activities was $1,486,750 for six months ended March 31, 2007, as compared to the net cash of $1,117,131 used in operating activities for the six months ended March 31, 2006.

As shown in the consolidated financial statements, during the six months ended March 31, 2007, the Company incurred net losses of $3,224,553.  In addition, the Company had a negative cash flow in operating activities amounting $1,486,750 in the six months ended March 31, 2007, and the Company’s accumulated deficit was $35,540,245 as of March 31, 2007.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

During the six months ended March 31, 2007, the Company issued:

•  21,875,050 shares of common stock in exchange for debt totaling $520,424;

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

We currently have $9,500,242 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to Cornell Capital Partners, LP. Of those debentures, $3,347,208, or 37% of the total convertible debentures, is in default.

Note Receivable

On March 31, 2007, we have a receivable on a promissory note, amounting $156,023. The note bears an interest rate of 10% per annum.

Convertible Debentures and Promissory Notes

We are attempting to become current on our obligations by converting the debentures and promissory notes to common stock and issuing long-term promissory notes. We currently have $9,500,242 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to Cornell Capital Partners, LP. Of those debentures, $3,347,208, or 37% of the total convertible debentures, is in default. We also have short term notes in the amount of $823,755. We are in default on a significant majority of these notes and in addition we are also in default on a promissory note we issued to Branax, LLC in the amount of $240,000. We have been in discussions with holders of a majority of these obligations, and have requested renewals by offering a conversation rate more acceptable with today's market value. We have not yet been able to bring these obligations current and the repayment obligations under the defaulted debentures and notes can be accelerated at any time by the holders of the notes.

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

Microwave Roasters, Inc.

On September 15, 2006, the Company into an Amended and Restated Agreement to Purchase Stock (the “ Amended Stock Purchase Agreement ”), with Microwave Roasters, Inc., an Alabama company (“ MRI ”).  Pursuant to the Amended Stock Purchase Agreement, the Company and MRI mutually agreed to the Company acquiring forty-nine percent (49%) of MRI’s common stock for $580,000 in cash and notes and 2,000,000 shares of the Company’s restricted common stock.  The Company and MRI have not closed the transaction as the date of the filing of the Quarterly Report on Form 10-QSB.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

A lawsuit was filed in the Circuit Court of Cook County Illinois on March 22, 2006.  The Company had a nonexclusive agreement for fees if the plaintiff found investors and fee was payable upon funding.  The Company was served on July 21, 2006. During the week of January 15, 2007 a motion to dismiss the complaint for failure to state a cause of action was filed. The motion to dismiss was granted on March 7, 2007 but gave the plaintiff leave to file an amended complaint.  The amended complaint was filed and the Company will vigorously contest the allegations in the complaint as there is no merit to plaintiff’s claim per the Company’s legal counsel opinion.  Plaintiff is seeking $400,000 plus interest, attorney fees and court costs.

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

POP N GO, INC.

May 21, 2007
/s/ Melvin Wyman
Melvin Wyman
Chief Executive Officer and Sole Director