Form 10QSB
period 2007-06-30
POP N GO INC
filed 2007-08-15
CIK 1071819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes[  ]      No[X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2007,  - 307,056,853  shares of common stock

________________

Transitional Small Business Disclosure Format:   Yes [   ]   No [X ]

POP N GO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of June 30, 2007

June 30,
2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$211,464
Accounts receivable	250,847
Inventory	135,978
Prepaid expenses and other current assets	33,180

TOTAL CURRENT ASSETS	631,469

NOTE RECEIVABLE	156,023
RENTAL INVENTORY, net	85,508
FURNITURE AND EQUIPMENT, net	2,425

TOTAL ASSETS	$875,425

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$631,301
Accrued liabilities	89,936
Consulting payable - related parties	368,806
Debenture interest payable	2,350,053
Accrued payroll and payroll taxes	161,036
Customer deposits	31,855
Loan payable - related party	240,000
Short-term note payable	814,348
Convertible debt, net	8,533,148
Warrant liability	2,285,910
Accrued derivative liability	1,277,768

TOTAL CURRENT LIABILITIES	16,784,161

LONG-TERM CONVERTIBLE DEBT, net	405,943

TOTAL LIABILITIES	17,190,104

STOCKHOLDERS' DEFICIT

Common stock; $0.001 par value; 900,000,000 shares authorized; 307,056,853 shares issued and outstanding	307,057
Common stock to be issued	736,293
Additional paid-in capital	18,933,926
Prepaid consulting	(33,259)
Accumulated deficit	(36,258,696)

TOTAL STOCKHOLDERS' DEFICIT	(16,314,679)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$875,425

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended June 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE, net
Equipment sales	$ 219,932	$ -	$ 346,172	$ 23,543
Revenue share income	10,373	18,661	47,800	53,814

TOTAL REVENUE	230,305	18,661	393,972	77,357

COST OF GOODS SOLD
Cost of goods sold equipment	98,093	-	191,176	23,108
Cost of goods sold revenue share income	13,991	2,020	36,754	11,337

TOTAL COST OF REVENUES	112,084	2,020	227,930	34,445

GROSS PROFIT	118,221	16,641	166,042	42,912

OPERATING EXPENSES
Selling, general and administrative	475,905	539,773	1,798,073	1,564,872

LOSS FROM OPERATIONS	(357,684)	(523,132)	(1,632,031)	(1,521,960)

OTHER INCOME (EXPENSES):
Interest expense and financing costs	(609,745)	(524,484)	(1,948,160)	(3,801,709)
Amortization of beneficial conversion feature and debt discount	(576,450)	(369,678)	(1,793,392)	(798,479)
Change in fair value of warrant and derivative liabilities	821,484	(2,720,848)	1,419,303	(3,225,694)
Loss on settlement of debt	-	(296,660)	-	(296,660)
Other	3,944	-	11,276	(8,780)

TOTAL OTHER EXPENSE	(360,767)	(3,911,670)	(2,310,973)	(8,131,322)

LOSS BEFORE PROVISION FOR INCOME TAXES	(718,451)	(4,434,802)	(3,943,004)	(9,653,282)

PROVISION FOR INCOME TAXES	-	-	-	2,400

NET LOSS	$ (718,451)	$ (4,434,802)	$ (3,943,004)	$ (9,655,682)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.02)	$ (0.02)	$ (0.06)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	289,061,176	187,144,404	260,968,119	171,221,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended for June 30, 2007 and 2006

	Nine Months Ended
	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,943,004)	$ (9,655,682)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,735	5,946
Beneficial conversion feature	1,793,392	798,479
Amortization of deferred finders fees	872,366	-
Fair value of warrants issued for services	44,113	-
Shares issued (to be issued) for loan incentive/services/debt settlement	218,000	253,175
Change in fair value of warrant and derivative liabilities	(1,419,303)	3,225,694
Amortization of prepaid consulting fees	39,114	221,004
Non-cash financing charge	-	2,579,963
Loss on settlement of debt	-	296,660
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(244,472)	2,700
Inventory	(100,638)	-
Prepaid expenses and other current assets	75,722	411,839
Increase (decrease) in:
Accounts payable	16,271	(111,793)
Accrued liabilities	2,768	(40,909)
Accrued consulting - related party	20,825	(130,925)
Debenture interest payable	514,905	311,058
Accrued payroll and payroll taxes	6,497	(25,813)
Customer deposits	-	(3,310)

Net cash used in operating activities	(2,089,709)	(1,861,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(49,000)	(50,000)

Payments for furniture and equipment and rental equipment	(65,242)	(3,799)

Net cash used in investing activities	(114,242)	(53,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures, net	1,708,600	2,679,818
Proceeds form notes payable	-	144,933
Payments for notes payable	(45,642)	(175,644)
Proceeds from sale of common stock	-	20,000
Proceeds from sale of common stock (common stock to be issued)	1,000	18,000
Payment for cancellation of common stock (to be issued)	-	(2,283)
Net cash provided by financing activities	1,663,958	2,684,824

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(539,993)	769,111

CASH AND CASH EQUIVALENTS, Beginning of period	751,457	1,696

CASH AND CASH EQUIVALENTS, End of period	$ 211,464	$ 770,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 2007, the Company (1) issued 47,868,501 shares of common stock for the conversion debt of $737,950; (2) issued 13,572,284 share of common stock for the conversion of accrued interest of $421,827; (3) issued 2,000,000 shares of common stock for a deposit on the MRI acquisition; and (4) issued 18,440,720 shares that the Company had previously committed to issue.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pop N Go, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-KSB.  The results of the nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending September 30, 2007.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At June 30, 2007, the Company had 128,794,269 warrants outstanding that were anti-dilutive.  In addition, the Company has convertible debentures that could be converted into 206,175,682 shares of the Company’s common stock.

Customer Deposits

As of June 30, 2007, customers had paid deposits totaling $31,855 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

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

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2007 the Company had amounts in bank accounts in excess of FDIC insurance limit.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−−an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management is still in the process of evaluating the effect of this statement on the financial statements.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. Management is still in the process of evaluating the effect of this statement on the financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. Management is still in the process of evaluating the effect of this statement on the financial statements.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine months ended June 30, 2007, the Company incurred net losses of $3,943,004.  In addition, the Company had a negative cash flow in operating activities amounting $2,089,709 in the nine months ended June 30, 2007, and the Company’s accumulated deficit was $36,258,696 as of June 30, 2007.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

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

Short-term notes payable at June 30, 2007 consisted of the following:

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in July 1, 2007.	27,749
Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003. This note payable is currently in default.	10,000
Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003. This note payable is currently in default.	25,000
Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003. These notes payable are currently in default.	25,593

Note payable dated January 23, 2003, bearing interest of $3,000 plus $1,950 for 60 day renewal, due in June 2003. This note payable is currently in default.	15,000
Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively, due in May 2003. These notes payable are currently in default.	45,000
Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default.	15,231
Note payable dated December 9, 2003, bearing interest of $5,000 plus $5,000 for a 90 day renewal due June 2004.This note payable is currently in default.	30,000
Note payable dated December 17, 2003, bearing interest of $2,500 due in March 16, 2004. This note payable is currently in default.	15,000
Note payable dated December 18, 2003, bearing interest of $5,000 Plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	28,043
Note payable dated December 24, 2003, bearing interest of $5,000 due March 23, 2004. This note payable is currently in default.	30,000
Note payable dated January 29, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal due July 2004. This note payable is currently in default.	13,475
Note payable dated February 25, 2004, April 27, 2004 and June 8, bearing interest of $5,000, $1,250 and $2,500 due August 2004, July 2004 and October 2004, respectively. These note payables are currently in default.	37,500

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

Note payable dated March 11, 2004 and May 7, 2004, bearing interest of $1,250 and $1,250, due June 2004 and July 2004, respectively. These note payables are currently in default.	11,658
Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204. This note payable is currently in default.	14,730
Note payable dated August 21, 2006, bearing interest at 15% per annum, due on February 21, 2008	81,773
Note payable, bearing interest of 15%, due April 20,2007. This note payable is currently in default.	20,496
Note payable dated January 1, 2006, bearing interest of 15%, due December 31, 2006. This note payable is currently in default.	33,750
$814,348

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

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $1,277,768 at June 30, 2007 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction and all other non-employee options and warrants have been reported as liability at June 30, 2007 in the accompanying balance sheet with an aggregate fair value of $2,285,910.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 327% and expected term of 0.5 to 3.4 years.   The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

Below is a rollforward of the convertible debentures outstanding at June 30, 2007:

Balance at September 30, 2006	$8,481,537
Additions	2,301,817
Repayments	(42,662)
Converted to equity	(737,950)
Balance at June 30, 2007	$10,002,742

A summary of the convertible notes and related discounts is below:

	Current	Long-term	Total
Gross convertible debentures	9,112,742	890,000	10,002,742
Debt discounts	(269,575)	(426,049)	(695,624)
Deferred finders’ fee	(310,019)	(58,008)	(368,027)
Net	8,533,148	405,943	8,939,091

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended June 30, 2007, the Company issued:

·  47,868,501 shares of common stock in exchange for debt totaling $737,950;

·  13,572,284 shares of common stock in accrued interest totaling $421,827;

·  7,000,000 shares of common stock in exchange for services totaling $169,000;

·  2,000,000 shares of common stock for deposit on MRI acquisition

·  18,440,720 shares that the Company previously committed to issue.

Also, during the nine months ended June 30, 2007, the Company recorded $311,086 for beneficial conversion feature on the conventional convertible notes.

Stock to be Issued

At June 30, 2007, the Company had committed to issue 7,053,932 shares of its common stock valued at $736,293.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

During the year ended September 30, 2004, 100,000 options were granted and these options were expired as of June 30, 2006. As of June 30, 2007, there were no options outstanding under this plan.

Stock Purchase Warrants

During the nine months ended June 30, 2007, the Company issued a total of 4,485,000 warrants as loan incentives to purchase shares of the Company’s common stock for $0.01 - $0.04 per share. The value of the warrants of $48,024 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5% - 4.5%, volatility of 155% - 171% and expected term of one-quarter year to three years.  Also during the nine months ended June 30, 2007, the Company issued a total of 4,105,769 warrants for services rendered to purchase shares of the Company’s common stock and for consulting services for $0.02 - $0.028 per share. The value of the warrants of $44,113 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5% - 4.5%, volatility of 155% - 167% and expected term of one-quarter year to three years.

The following table summarizes information about the warrants outstanding at June 30, 2007:

	Warrants	Average Exercise Price
Outstanding, September 30, 2006	134,338,500	$0.01
Granted in FY 2007	8,590,769	$0.02
Expired/Forfeited in FY 2007	(14,135,000)	$0.02
Outstanding, June 30, 2007	128,794,269	$0.01

The intrinsic value of the outstanding warrants at June 30, 2007 was $970,100.

Weighted-Average Remaining Contractual Life	3.5
Range of Exercise Prices	$0.01-0.05
Weighted-Average Exercise Price of Warrants Outstanding	$0.01
Weighted Average Exercise Price of Warrants Exercisable	$0.01

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

A lawsuit was filed in the Circuit Court of Cook County Illinois on March 22, 2006.  The Company had a nonexclusive agreement for fees if the plaintiff found investors and fee was payable upon funding.  The Company was served on July 21, 2006. During the week of January 15, 2007 a motion to dismiss the complaint for failure to state a cause of action was filed. The motion to dismiss was granted on March 7, 2007 but gave the plaintiff leave to file an amended complaint.  The amended complaint was filed and the Company’s motion to dismiss was granted on July 19, 2007. The plaintiff was given leave until September 24, 2007 to file an amended complaint. The Company will continue to vigorously contest the allegations in the complaint as there is no merit to plaintiff’s claim per the Company’s legal counsel opinion.  Plaintiff is seeking $400,000 plus interest, attorney fees and court costs.

A new lawsuit has been filed by an individual against Pop N Go, Inc., Melvin Wyman, CEO of the Company and Sport Active, Inc. a related entity through common officer. The complaint seeks to establish that Pop N Go is an “alter ego” of Sport Active, Inc. and should be bound to a judgment rendered against Sport Active. A motion will be made to dismiss the complaint.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At June 30, 2007, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the nine months ended June 30, 2007, the Company recorded imputed interest at 12%.

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

The Company also has accrued consulting to another shareholder of the Company. At June 30, 2007, total accrued consulting expenses to shareholders amounts to $368,806.

NOTE 8 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings).  During the nine months ended June 30, 2007 or 2006, the Company did not operate flavoring segment.

The Company operates domestically as well as internationally.  The Company sells its machines to various countries including Australia, and others in North America, Europe, Asia and South America.  The Company operates its revenue sharing program at this time domestically and currently has no long lived assets outside of the United States.

NOTE 9 – ACQUISITION OF MICROWAVE ROASTERS, INC.

On April 4, 2006, the Company entered into a stock purchase agreement with Microwave Roasters, Inc. (“MRI”), an Alabama company, whereby the Company would acquire 51% of MRI’s common stock for $580,000 in cash and notes plus 2,000,000 shares of the Company’s restricted common stock. In connection with the foregoing transaction, the Company, MRI and certain shareholders of MRI executed a Shareholders Agreement dated April 5, 2006. On May 22, 2006, the Company and MRI entered into an amended stock purchase agreement whereby the closing date of the transactions contemplated under the stock purchase agreement was changed to June 1, 2006.  The agreement was further modified whereby the Company would only acquire 49% of MRI’s common stock.  This transaction with MRI has not yet closed.  The Company has a note receivable of $156,023 from MRI for advances made. Accrued interest of $17,366 is included in the prepaid and other current assets in the accompanied financials.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company raised $145,000 in convertible debentures.  These debentures have range from $0.018 to $0.20 in conversion rates and bear interest between 12% - 18%.

Subsequent to June 30, 2007, the Company issued 405,000 in warrants that have an exercise rate of $0.20 and expire December 31, 2007.

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

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company’s ability to continue as a going concern for the year ended September 30, 2006 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on 42% of its convertible debentures and 88% of the short-term note payables. The Company owes delinquent payroll taxes of $155,729, which accrued prior to September 2002.

The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

We have a working capital deficit of $16,152,692 at June 30, 2007, which means that our current liabilities exceeded our current assets on June 30, 2007 by that amount.

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

Results of Operations

Three Months Ended June 30, 2007 Compared To The Three Months Ended June 30, 2006

The Company incurred a net loss of $718,451 for the three months ended June 30, 2007 as compared to a net loss of $4,434,802 for the three months ended June 30, 2006.  This loss represents a loss from operations of $357,684 and $523,132 for the three months ended June 30, 2007 and 2006, respectively.

Total equipment sales for the three months ended June 30, 2007 were $219,932 as compared to $0 for the three months ended June 30, 2006.  The increase is due to the Company’s focus on expanding the marketing of the revenue share program and beginning to sell its popcorn machines.

Total cost of goods sold for equipment sales was $98,093 (44.6% of sales) and $0 (0% of sales) for the three months ended June 30, 2007 and 2006.

Total revenue share income for the three months ended June 30, 2007 was $10,373 as compared to $18,661 for the three months ended June 30, 2006.  This represents a decrease in revenue share income of 44.4% over the three months ended June 30, 2006.  This decrease was primarily due to the Company focusing the machine sales.

Total cost of goods sold for revenue share income for the three months ended June 30, 2007 was $13,991 (134.9% of sales) as compared to $2,020 (10.8% of sales) for the three months ended June 30, 2006.  This increase was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses.  For the three months ended June 30, 2007, total general and administrative expenses were $475,905 as compared to $539,773 for the three months ended June 30, 2006.  This represents an 11.8% decrease over the same period in the prior three months.  This decrease is primarily a result of lower consulting, legal and travel expenses that were incurred in previous year for the negotiations with China to manufacture equipment.

Other expenses decreased from $3,911,670 for the three months ended June 30, 2006 to $360,767 for three months ended June 30, 2007, which represents a 90.8% decrease.  Decrease is principally due to the change in the fair value of the warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to Cornell Capital Partners, LP and the beneficial conversion feature embedded in the convertible debt.

Nine Months Ended June 30, 2007 Compared To The nine months ended June 30, 2006

The Company incurred a net loss of $3,943,004 for the nine months ended June 30, 2007 as compared to a net loss of $9,655,682 for the nine months ended June 30, 2006.  This loss represents a loss from operations of $1,632,031 and $1,521,960 for the nine months ended June 30, 2007 and 2006, respectively.

Total equipment sales for the nine months ended June 30, 2007 were $346,172 as compared to $23,543 for the nine months ended June 30, 2006. This represents an increase of 1,370.4%.  The increase is due to the Company’s focus on expanding the marketing of the revenue share program and beginning to sell its popcorn machines.

Total cost of goods sold for equipment sales was $191,176 (55.2% of sales) and $23,108 (98.15% of sales) for the nine months ended June 30, 2007 and 2006.

Total revenue share income for the nine months ended June 30, 2007 was $47,800 as compared to $53,814 for the nine months ended June 30, 2006.  This represents a decrease in revenue share income of 11.2% over the nine months ended June 30, 2006.  This decrease was primarily due to the Company focusing the machine sales.

Total cost of goods sold for revenue share income for the nine months ended June 30, 2007 was $36,754 (76.9% of sales) as compared to $11,337 (21.1% of sales) for the nine months ended March 31, 2007.  This increase was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses.  For the nine months ended June 30, 2007, total general and administrative expenses were $1,798,073 as compared to $1,564,872 for the nine months ended June 30, 2006.  This represents a 14.9% increase over the same period in the prior six months.  This increase was primarily due to higher overhead expenses.

Other expense decreased from $8,131,322 for the nine months ended June 30, 2006 to $2,310,973 for six months ended June 30, 2007, which represents a 71.6% decrease.  Decrease is principally due to the change in the fair value of the warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to Cornell Capital Partners, LP and the beneficial conversion feature embedded in the convertible debt and the one time charge to earnings as a result of the Cornell transaction during the nine months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $211,464 as compared to cash and cash equivalents of $770,807 as of June 30, 2006.  At June 30, 2007, we had a working capital deficiency (total current liabilities in excess of total current assets) of ($16,152,692) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($16,396,02) as of June 30, 2006.  This decrease in working capital deficiency was due to the conversion of current liabilities into equity.

Net cash used in operating activities was $2,089,709 for nine months ended June 30, 2007, as compared to the net cash of $1,816,914 used in operating activities for the nine months ended June 30, 2006.

As shown in the consolidated financial statements, during the nine months ended June 30, 2007, the Company incurred net losses of $3,943,004.  In addition, the Company had a negative cash flow in operating activities amounting $2,089,709 in the nine months ended June 30, 2007, and the Company’s accumulated deficit was $36,258,696 as of June 30, 2007.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

During the nine months ended June 30, 2007, the Company issued:

·  47,868,501 shares of common stock in exchange for debt totaling $737,950;

·  13,572,284 shares of common stock in accrued interest totaling $421,827;

·  7,000,000 shares of common stock in exchange for services totaling $169,000;

·  2,000,000 shares of common stock for deposit on MRI acquisition

·  18,440,720 shares that the Company previously committed to issue.

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

We currently have $10,002,742 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to Cornell Capital Partners, LP. Of those debentures, $4,286,497, or 42% of the total convertible debentures, is in default.

Note Receivable

On June 30, 2007, we have a receivable on a promissory note, amounting $156,023. The note bears an interest rate of 10% per annum.

Convertible Debentures and Promissory Notes

We are attempting to become current on our obligations by converting the debentures and promissory notes to common stock and issuing long-term promissory notes. We currently have $10,002,742 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to Cornell Capital Partners, LP. Of those debentures, $4,286,497 or 42% of the total convertible debentures, is in default. We also have short term notes in the amount of $814,348. We are in default on a significant majority of these notes and in addition we are also in default on a promissory note we issued to Branax, LLC in the amount of $240,000. We have been in discussions with holders of a majority of these obligations, and have requested renewals by offering a conversation rate more acceptable with today's market value. We have not yet been able to bring these obligations current and the repayment obligations under the defaulted debentures and notes can be accelerated at any time by the holders of the notes.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

A lawsuit was filed in the Circuit Court of Cook County Illinois on March 22, 2006.  The Company had a nonexclusive agreement for fees if the plaintiff found investors and fee was payable upon funding.  The Company was served on July 21, 2006. During the week of January 15, 2007 a motion to dismiss the complaint for failure to state a cause of action was filed. The motion to dismiss was granted on March 7, 2007 but gave the plaintiff leave to file an amended complaint.  The amended complaint was filed and the Company’s motion to dismiss was granted on July 19, 2007. The plaintiff was given leave until September 24, 2007 to file an amended complaint. The Company will continue to vigorously contest the allegations in the complaint as there is no merit to plaintiff’s claim per the Company’s legal counsel opinion.  Plaintiff is seeking $400,000 plus interest, attorney fees and court costs.

A new lawsuit has been filed by an individual against Pop N Go, Inc., Melvin Wyman, CEO of the Company and Sport Active, Inc. a related entity through common officer. The complaint seeks to establish that Pop N Go is an “alter ego” of Sport Active, Inc. and should be bound to a judgment rendered against Sport Active. A motion will be made to dismiss the complaint.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default in the repayment of principal on approximately $4,286,497 or 42% of our convertible debentures and are in default in the repayment of principal on approximately 88% of our short-term notes.

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

POP N GO, INC.

/s/ Melvin Wyman
Melvin Wyman	Chief Executive Officer and	August 15, 2007
Sole Director