Form 10KSB
period 2007-09-30
POP N GO INC
filed 2008-01-14
CIK 1071819

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

$368,996

The number of shares outstanding of the issuer’s Common Stock as of January 7, 2008, was 348,815,980 shares.

The aggregate market value of the Common Stock (Shares) held by non-affiliates, based on the closing market price ($0.01) of the Common Stock as of January 4, 2008 was $3,488,160.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]   No   [X]

TABLE OF CONTENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.........................................................................................................................................36

ITEM 8A.  CONTROLS AND PROCEDURES..........................................................................................................................36

ITEM 8B.  OTHER INFORMATION..........................................................................................................................................36

PART III.........................................................................................................................................................................................36

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION...........................................................................................................................................36

16(b) OF THE EXCHANGE ACT...............................................................................................................................................36

ITEM 10. EXECUTIVE COMPENSATION.................................................................................................................................37

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................38

PRINCIPAL STOCKHOLDERS.......................................................................................................................................................38

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................................40

ITEM 13.  EXHIBITS....................................................................................................................................................................60

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................................................................40

SIGNATURES....................................................................................................................................................................................45

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

G.   Inventory

The company subcontracts out the manufacture of its circuit boards and other parts of the popcorn unit to outside manufacturers who produce parts to its specifications. Parts inventories consist primarily of small parts and supplies to be used in the manufacturing process of machines held for resale.  Parts are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method.

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

K.    Employees

Pop N Go has five full time and one part-time employee and six independent contractors. None of its employees belong to a union.

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

Going Concern

Our financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our independent auditor, Kabani & Company, has expressed substantial doubt as to our ability to continue as a going concern.  As shown in the financial statements, during the fiscal years ended September 30, 2007 and 2006, we have incurred losses of $4,420,837 and $9,051,436, respectively.  In addition, our cash flow requirements have been met through private placements of our common stock.  Because we continue to incur losses much of our debt is currently in default. As of December 31, 2007, we have $10,831,345 in convertible debentures.  We are in default in the repayment of principal on approximately $6,572,935 or 63.31% of these convertible debentures.  We also have $1,058,659 in promissory notes including a promissory note we issued to Branax, LLC in the amount of $240,000.  We are in default in the repayment of principal on approximately 91% of these notes as of December 31, 2007.

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

Assurances cannot be given that financing will continue to be available or be sufficient to meet our capital needs.  Should we be unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability.  Should any of these events not occur, the accompanying financial statements will be adversely effected.

Risks Related To Our Business

We Are In Currently In Default On Our Debt, Which May Be Accelerated And Which Could, Therefore, Cause Us To Cease Or Significantly Curtail Our Business Operations If The Full Amount Of Our Debt Becomes Due

We currently have $10,381,345 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, LP and hereinafter, “YA Global”).  Of those debentures, $6,572,935, or 66.31% of the total convertible debentures are in default.  We also have short term notes in the amount  of $1,058,659.  We are in default of $966,886 of those notes, including a promissory note we issued to Branax, LLC in the amount of $240,000.  Our default on these obligations is substantial. The full amount of our defaulted debt may be accelerated.  Acceleration of the full amount of our debt would have a material adverse consequence on our ability to carry out our business plan and to continue as a going concern and could cause us to curtail or cease our operations.   We intend to attempt to issue new long term debt to refinance that portion of our debt that we do not convert to equity.  Our ability to service any new long term notes will be dependent on our ability to successfully execute our business plan.  There is no assurance that we will be able to make timely payments on any debt instruments that we issue in the future.  Acceleration of our debt may result in our shareholders losing all or a substantial part of their investment in our Company.

Our Obligations Under The Secured Convertible Debentures Issued to YA Global Are Secured By All of Our Assets Which Could Cause Our Operations To Cease If We Default On The Secured Convertible Debentures

Our obligations under the secured convertible debentures issued to YA Global are secured by all of our assets.  Although we are currently in default on $6,572,935 of the $10,381,345 of the outstanding convertible debentures, we are not in default under the secured convertible debenture issued to YA Global.  If we were to default under the terms of the secured convertible debentures, YA Global could foreclose its security interest and liquidate all of our assets.  This would cause us to cease operations.

We Have Been the Subject Of A Going Concern Opinion From Our Independent Auditors, Raising A Substantial Doubt About Our Ability To Continue As A Going Concern

Our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.  During the fiscal years ended September 30, 2007 and 2006, we have incurred losses of $4,420,837 and 9,051,436, respectively.    In addition, our cash flow requirements have been met through private placements and issuances of convertible debentures and promissory notes to various investors.  Because we continue to incur losses much of our debt is currently in default. As of January 7, 2008, we have $10,391,345 in convertible debentures.  We are in default in the repayment of principal on approximately $6,572,935 or 63.25% of the convertible debentures.  We also have $1,058,659 in promissory notes and are in default in the repayment of principal on 91% of these notes as of January 7, 2008.  We owe delinquent payroll taxes of $150,902. Previous legal counsel is owed $148,733 which is secured by a blanket security interest against all assets.

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

we incur delays and additional expenses as a result of technology failure;

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

We Have A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2007 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

We had a working capital deficit of $16,321,912 at September 30, 2007, which means that our current liabilities exceeded our current assets on September 30, 2007 by that amount.  Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due.  Our working capital deficit means that our current assets on September 30, 2007 were not sufficient to satisfy all of our current liabilities on that date, which may adversely impact our financial condition.

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

Our Common Stock Is Deemed To Be “Penny Stock” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Penny stocks are stock:

With a price of less than $5.00 per share;

That are not traded on a “recognized” national exchange;

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

ITEM 3.  LEGAL PROCEEDINGS

A lawsuit was filed by a former consultant of the Company in October 2007 at the Los Angeles Central District Court House.  The lawsuit seeks to allege a cause of action against Pop N Go and its CEO, Mel Wyman, for breach of contract and fraud. The company denies any monies are owed and will vigorously contest the allegations in the complaint and intend to file an answer and a cross-complaint against the consultant. The company does not believe that plaintiff will prevail and is unlikely to be able to prove his claims.

A lawsuit was filed in December 2007 against the company and its CEO, Mel Wyman, for breach of contract at the Superior Court in Pomona.  The plaintiff alleges that it entered into an agreement with the company to pay plaintiff $50,450 for advertisement.  The company will contest vigorously the allegations on or about January 18, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Net Tangible Book Value Per Share

As of September 30, 2007, the net tangible book value of our common stock was ($14,349,461) or ($0.07) per share of common stock, based upon 218,175,348 shares outstanding.  “Net tangible book value” per share represents the amount of our total tangible assets reduced by our total liabilities divided by the number of shares of common stock outstanding.

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

YEAR 2007	High Bid	Low Bid
Quarter Ended March 31, 2007	$0.030	$0.0170
Quarter Ended June 30, 2007	$0.025	$0.0120
Quarter Ended September 30, 2007	$0.019	$0.0100
Quarter Ended December 31, 2007	$0.013	$0.0070
YEAR 2006	High Bid	Low Bid
Quarter Ended March 31, 2006	$0.032	$0.017
Quarter Ended June 30, 2006	$0.058	$0.031
Quarter Ended September 30, 2006	$0.045	$0.019
Quarter Ended December 31, 2006	$0.028	$0.018

YEAR 2005	High Bid	Low Bid
Quarter Ended March 31, 2005	$0.030	$0.0101
Quarter Ended June 30, 2005	$0.028	$0.014
Quarter Ended September 30, 2005	$0.026	$0.013
Quarter Ended December 31, 2005	$0.028	$0.017

Records of our stock transfer agent indicate that as of September 30, 2007, there were 743 record holders of our common stock.

Dividend Policy

We have not paid any cash dividends to date, and do not anticipate or contemplate paying cash dividends in the foreseeable future.

Recent Sales Of Unregistered Securities

During the past three years, the Company has sold the following securities without registering the securities under the Securities Act of 1933, as amended.

Date	Title & Amount of Securities	Principal Underwriters	Nature & Amount of Consideration	Underwriting Discounts & Commissions	Exemption Relied Upon
October 2005	(8) Convertible Debentures $37,500	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2005	(1) Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2005	Convertible Debenture $95,000	None	Combines previous cash investments of $5,000 and additional $95,000 investment, earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2005	Common Stock 18,745,000	None	Shares issued as incentive for cash investments for total value of $396,666	None	4(2)
October 2005	Common Stock 8,899,225	None	Issued for $186,475 Debt Reduction	None	4(2)
October 2005	Common Stock 14,700,000	None	Services Rendered Per Contract and/or Consulting for value $169,500	None	4(2)
October 2005	Common Stock 4,000,000	None	Issued to Officers for value $96,000.00	None	4(2)
October 2005	Common Stock 1,000,000	None	Employee Incentive 0.024 per share $24,000.00 Value	None	4(2)
October 2005	Common Stock 50,000	None	Stock Purchase for Value $1,000.00	None	4(2)
November 2005	Secured Convertible Debenture $500,000.00	None	Cash Investment earning 10% Quarterly - 2 year Maturity date	None	4(2)
November 2005	(3) Convertible Debentures $17,500	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

November 2005	(1) Convertible Debenture $20,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2005	(2) Convertible Debentures $100,000	None	Cash Investments earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2005	Common Stock 3,600,000	None	Services Rendered Per Contract Consulting Value $86,400.00	None	4(2)
December 2005	Secured Convertible Debenture $700,000.00	None	Cash Investment earning 10% Quarterly - 2 year Maturity date	None	4(2)
December 2005	(15) Convertible Debentures $123.000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

December 2005	(1) Convertible Debenture $50,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2005	(1) Convertible Debenture $50,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2006	(8) Convertible Debentures $61,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2006	(2) Convertible Debentures $45,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2006	(7) Convertible Debentures $55,000	None	Cash Investments earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
January 2006	(2) Convertible Debentures $125,000	None	Cash Investments earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

January 2006	Warrant 2,000,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
February 2006	(11) Convertible Debentures $75,500	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
February 2006	(1) Convertible Debenture $15,000	None	Cash Investment earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
February 2006	(1) Convertible Debenture $25,000	None	Cash Investment earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
February 2006	(3) Convertible Debentures $50,000	None	Cash Investments earning 15% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
February 2006	(1) Warrants 200,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
March 2006	(12) Convertible Debentures $91,500	None	Cash Investments earning 12% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
March 2006	(2) Convertible Debentures $50,000	None	Cash Investments earning 13% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
March 2006	(1) Convertible Debenture $40,000	None	Cash Investment earning 15% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
March 2006	(3) Warrants 360,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)

March 2006	Promissory Note $65,000	None	Monthly payment of $4,938.25 w/ interest at 10% for 14 months starting on 3/20/06 and ending on 4/20/07	None	4(2)
April 2006	(34) Convertible Debentures $317,500	None	Cash Investments earning 12% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
April 2006	(5) Convertible Debentures $100,000	None	Cash Investments earning 13% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
April 2006	(5) Convertible Debentures $74,000	None	Cash Investments earning 14% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
April 2006	(5) Convertible Debentures $125,000	None	Cash Investments earning 15% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
April 2006	(1) Convertible Debenture $50,000	None	Cash Investment earning 18% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
April 2006	Convertible Debenture $20,000	None	Combines previous cash investments of $10,000 and additional $10,000 investment, earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
April 2006	Convertible Debenture $12,500	None	Combines previous cash investments of $5,000 and additional $7,500 investment, earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
April 2006	Convertible Debenture $15,000	None	Combines previous cash investments of $10,000 and additional $5,000 investment, earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
May 2006	(20) Convertible Debentures $191,000	None	Cash Investments earning 12% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)

May 2006	(9) Convertible Debentures $175,000	None	Cash Investments earning 13% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
May 2006	(1) Convertible Debentures $50,000	None	Cash Investment earning 14% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
May 2006	(2) Convertible Debentures $22,935	None	Cash Investments earning 15% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
May 2006	Warrants 100,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
May 2006	Common Stock 4,156,666	None	4,156,666 shares for incentive for cash investments for total value of $93,610 at average rate of $0.0225	None	4(2)
May 2006	Common Stock 4,369,000	None	4,369,000 shares issued for Services Rendered in Consulting for value of $97,076 at average rate of $0.0222	None	4(2)
May 2006	Common Stock 100,000	None	100,000 shares issued for warrants exercised at $0.02 per share - $2,000	None	4(2)
May 2006	Common Stock 1,000,000	None	1,000,000 issued for Private Placement Stock Purchase @ $0.018 - $18,000	None	4(2)
May 2006	Common Stock 1,000,000	None	1,000,000 issued for Private Placement Stock Purchase @ $0.02 - $20,000	None	4(2)
May 2006	Common Stock 2,000,000	None	2,000,000 issued for Conversion of Short Term Note @ $0.02 reducing debt by $40,000.00	None	4(2)
May 2006	Common Stock 6,266,397	None	6,266,397 shares issued for conversion of accrued interest payable at $0.02 reducing debt by $125.328	None	4(2)

May 2006	Common Stock 27,400,000	None	27,400,000 shares issued for conversion of Convertible Debentures at $0.02 reducing debt by $548,000	None	4(2)

June 2006	(11) Convertible Debentures $109,000	None	Cash Investments earning 12% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
June 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 12% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
June 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 14% Quarterly and Convertible at 0.02 per share of Common Stock	None	4(2)
June 2006	(1) Convertible Debenture $30,000	None	Cash Investment earning 14% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
June 2006	(3) Convertible Debenture $195,000	None	Cash Investment earning 15% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
June 2006	(2) Warrants 350,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
June 2006	Warrants 100,000 Shares	None	The right to purchase common shares at a price of $0.04 per share granted as incentive for cash investment	None	4(2)
June 2006	Warrants 50,000 Shares	None	The right to purchase common shares at a price of $0.035 per share granted as incentive for cash investment	None	4(2)
June 2006	Stock Purchase Agreement $510,000	None	Stock Purchase Agreement for 51% of Stock Purchase in Microwave Roasters, Inc with quarterly payments of 35,000 for nine quarters and final payment of $195,000 bearing 5% interest per annum.	None	4(2)
July 2006	(9) Convertible Debentures $56,600	None	Cash Investments earning 12% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
July 2006	(4) Convertible Debentures $75,000	None	Cash Investment earning 13% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)

July 2006	(3) Convertible Debentures $87,125	None	Cash Investment earning 14% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
July 2006	(5) Convertible Debentures $210,000	None	Cash Investment earning 20% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
July 2006	(4) Warrants 600,000 Shares	None	The right to purchase common shares at a price of $0.04 per share granted as incentive for cash investment	None	4(2)
August 2006	(3) Convertible Debentures $20,359.00	None	Cash Investment earning 12% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
August 2006	(4) Convertible Debentures $75,500	None	Cash Investment earning 13% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
August 2006	(2) Convertible Debentures $25,000	None	Cash Investment earning 15% Quarterly and Convertible at 0.03 per share of Common Stock	None	4(2)
August 2006	(5) Convertible Debentures $500,000	None	Cash Investment earning 20% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
September 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 12% quarterly and convertible at $0.03 per share of Common Stock	None	4(2)
September 2006	(3) Convertible Debentures $45,000	None	Cash Investments earning 13% quarterly and convertible at $0.03 per share of Common Stock	None	4(2)
September 2006	(2) Convertible Debentures $20,000	None	Cash Investment earning 15% quarterly and convertible at $0.03 per share of Common Stock	None	4(2)

September 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 16% quarterly and convertible at $0.03 per share of Common Stock	None	4(2)
September 2006	(2) Warrants 250,000 Shares	None	The right to purchase common shares at a price of $0.03 per share granted as incentive for cash investment	None	4(2)
October 2006	Common Stock 1,923,077	None	$25,000 of Secured Convertible Debenture was converted to 1,923,077 restricted shares of common stock	None	4(2)
October 2006	(5) Convertible Debentures $56,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(2) Convertible Debentures $20,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 16% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 17% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(2) Convertible Debentures $30,000	None	Cash Investments earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
October 2006	(4) Warrants 600,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)

November 2006	(5) Convertible Debentures $50,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(3) Convertible Debentures $75,000	None	Cash Investments earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(3) Convertible Debentures $85,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(1) Convertible Debenture $100,000	None	Cash Investment earning 15% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

November 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 16% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 17% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
November 2006	(2) Warrants 150,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
December 2006	(3) Convertible Debentures $30,000	None	Cash Investments earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(3) Convertible Debentures $50,000	None	Cash Investments earning 13% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

December 2006	(2) Convertible Debentures $60,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(2) Convertible Debentures $60,000	None	Cash Investments earning 14% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(2) Convertible Debentures $86,864	None	Cash Investments earning 16% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)

December 2006	(1) Convertible Debenture $10,000	None	Cash Investment earning 17% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(1) Convertible Debenture $100,000	None	Cash Investment earning 18% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	(1) Convertible Debenture $6,200	None	Combines previous cash investments of $5,000 and additional $2,500 investment, earning 12% quarterly and convertible at $0.02 per share of Common Stock	None	4(2)
December 2006	Common Stock 9,000,000	None	6,000,000 shares issued to Consulting for value of $210,000 at an average rate of $0.023	None	4(2)
December 2006	Common Stock 3,000,000	None	3,000,000 shares issued for Conversion of Short Term Notes reducing debt by $124,934	None	4(2)
December 2006	Common Stock 500,000	None	500,000 issued for Private Placement Stock Purchase @ $0.03 for $15,000	None	4(2)
December 2006	Common Stock 3,679,473	None	3,679.473 shares issued for conversion of accrued interest payable at an average rate of $0.05 reducing debt by $182,474	None	4(2)
December 2006	Common Stock 6,150,028	None	6,480,028 shares issued to Consulting Finders Fee for value of $230,434 at an average rate of $0.034	None	4(2)
December 2006	Common Stock 4,550,000	None	4,550,000 shares issued as additional consideration with cash investments valued at $100,550 or average of $0.022	None	4(2)

December 2006	Common Stock 500,000	None	500,000 shares issued as loan incentive valued at $5,000 or $0.01	None	4(2)
December 2006	Common Stock 2,000,000	None	2,000,000 shares issued per the Purchase Agreement to purchase 49% stock in Microwave Roasters valued at $112,441	None	4(2)
December 2006	Common Stock 13,147,500	None	13,147,500 shares issued for conversion of convertible debentures reducing debt by $262,950	None	4(2)

January 2007	(1) Convertible Debentures $5,000	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
January 2007	(3) Convertible Debentures $65,000	None	Cash investments earning 14% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
January 2007	(4) Convertible Debenture $75,000	None	Cash investments earning 15% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
January 2007	(1) Convertible Debenture $10,000	None	Cash investments earning 16% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
January 2007	(5) Convertible Debenture $90,000	None	Cash investments earning 18% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
January 2007	(7) Warrants 1,100,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
January 2007	(1) Warrant 100,000 Shares	None	The right to purchase common shares at a price of $0.015 per share granted as incentive for cash investment	None	4(2)
January 2007	(1) Warrant 200,000 Shares	None	The right to purchase common shares at a price of $0.010 per share granted as incentive for cash investment	None	4(2)
January 2007	Common Stock 3,125,000	None	$50,000 of Secured Convertible Debenture was converted to 3,125,000 restricted shares of common stock @$.016 conversion rate	None	4(2)
February 2007	(2) Convertible Debenture $7,500	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
February 2007	(1) Convertible Debenture $5,000	None	Cash investments earning 14% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
February 2007	(2) Convertible Debenture $15,000	None	Cash investments earning 15% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)

February 2007	(1) Convertible Debenture $ 10,000	None	Cash Investments earning 16% Quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
February 2007	(2) Convertible Debenture $8,000	None	Cash investments earning 17% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
February 2007	(4) Convertible Debenture $105,000	None	Cash investments earning 18% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
February 2007	(1) Warrant 200,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
February 2007	(1) Warrant 2,000,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for Consulting	None	4(2)
March 2007	(2) Convertible Debenture $6,500	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
March 2007	(1) Convertible Debenture $12,500	None	Cash investments earning 13% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
March 2007	(2) Convertible Debenture $62,880.09	None	Cash investments earning 14% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
March 2007	(2) Convertible Debenture $10,000	None	Cash investments earning 15% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
March 2007	(2) Convertible Debenture $33,768.66	None	Cash investments earning 16% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
March 2007	(3) Convertible Debenture $50,000	None	Cash investments earning 18% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
March 2007	(3) Warrant 115,769 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for Finders Fee	None	4(2)
March 2007	(3) Warrants 400,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
April 2007	(1) Convertible Debenture $10,000	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
April 2007	(1) Convertible Debenture $25,000	None	Cash investments earning 13% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)

April 2007	(1) Convertible Debenture $10,000	None	Cash investments earning 18% quarterly and convertible at $0.019 per share of Common Stock	None	4(2)
April 2007	(4) Convertible Debenture $ 100,000	None	Cash investments earning 18% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
April 2007	Common Stock 4,166,667	None	$50,000 of Secured Convertible Debenture was converted to 4,166,667 restricted shares of common stock @ $.012 conversion rate	None	4(2)
April 2007	Common Stock 190,692	None	190,692 shares issued to Consulting Finders Fee for value of $5,339 at an average rate of $.028	None	4(2)
April 2007	Common Stock 50,000	None	50,000 shares issued for Private Placement stock purchase @ $.02 for $1,000	None	4(2)
April 2007	Common Stock 1,500,000	None	1,500,000 shares issued to Consulting for a value of $32,000 at an average rate of $.03	None	4(2)
April 2007	Common Stock 7,750,000	None	7,750,000 shares issued for conversion of convertible debentures reducing debt by $165,000	None	4(2)
April 2007	Common Stock 9,892,811	None	9,892,811 shares issued for conversion of accrued interest payable at an average rate of $.03 reducing debt by $68,038	None	4(2)
May 2007	(2) Convertible Debenture $15,000	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
May 2007	(4) Convertible Debenture $80,000	None	Cash investments earning 13% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
May 2007	(1) Convertible Debenture $50,000	None	Cash investments earning 14% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
May 2007	(3) Convertible Debenture $100,000	None	Cash investments earning 15% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
May 2007	(4) Convertible Debenture $45,000	None	Cash investments earning 16% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
May 2007	(2) Convertible Debenture $40,000	None	Cash investments earning 18% quarterly and convertible at $0.017 per share of Common Stock	None	4(2)

May 2007	(6) Convertible Debenture $52,500	None	Cash investments earning 18% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
May 2007	(3) Warrants 225,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
May 2007	(2) Warrants 400,000 Shares	None	The right to purchase common shares at a price of $0.017 per share granted as incentive for cash investment	None	4(2)
May 2007	Common Stock 4,807,692	None	$50,000 of Secured Convertible Debenture was converted to 4,807,692 restricted shares of common stock @ $.0104 conversion rate	None	4(2)
May 2007	Common Stock 3,289,474	None	$50,000 of Secured Convertible Debenture was converted to 3,289,474 restricted shares of common stock @ $.0152 conversion rate	None	4(2)
June 2007	(8) Convertible Debenture $70,000	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
June 2007	(2) Convertible Debenture $42,500	None	Cash investments earning 13% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
June 2007	(2) Convertible Debenture $55,000	None	Cash investments earning 15% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
June 2007	(2) Convertible Debenture $11,500	None	Cash investments earning 15% quarterly and convertible at $0.017 per share of Common Stock	None	4(2)
June 2007	(2) Convertible Debenture $20,000	None	Cash investments earning 15% quarterly and convertible at $0.016 per share of Common Stock	None	4(2)
June 2007	(1) Convertible Debenture $20,000	None	Cash investments earning 16% quarterly and convertible at $0.017 per share of Common Stock	None	4(2)
June 2007	(3) Convertible Debenture $150,000	None	Cash investments earning 17% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
June 2007	(1) Convertible Debenture $10,000	None	Cash investments earning 18% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
June 2007	(2) Convertible Debenture $20,000	None	Cash investments earning 18% quarterly and convertible at $0.017 per share of Common Stock	None	4(2)

June 2007	(1) Warrant 2,000,000 Shares	None	The right to purchase common shares at a price of $0.015 per share granted as incentive for cash investment	None	4(2)
June 2007	Common Stock 9,659,091	None	$85,000 of Secured Convertible Debenture was converted to 9,659,091 restricted shares of common stock @ $.0088 conversion rate	None	4(2)
July 2007	(1) Convertible Debenture $15,000	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
July 2007	(1) Convertible Debenture $5,000	None	Cash investments earning 13% quarterly and convertible at $0.01428 per share of Common Stock	None	4(2)
July 2007	(1) Convertible Debenture $5,000	None	Cash investments earning 14% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
July 2007	(1) Convertible Debenture $50,000	None	Cash investments earning 15% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
July 2007	(1) Convertible Debenture $5,000	None	Cash investments earning 16% quarterly and convertible at $0.018 per share of Common Stock	None	4(2)
July 2007	(2) Convertible Debenture $65,000	None	Cash investments earning 18% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
July 2007	(3) Warrants 405,000	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
August 2007	(2) Convertible Debenture $20,000	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
August 2007	(1) Convertible Debenture $12,000	None	Cash investments earning 12% quarterly and convertible at $0.012 per share of Common Stock	None	4(2)
August 2007	(1) Convertible Debenture $25,000	None	Cash investments earning 13% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
August 2007	(1) Convertible Debenture $6,000	None	Cash investments earning 14% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
August 2007	(1) Convertible Debenture $10,000	None	Cash investments earning 17% quarterly and convertible at $0.015 per share of Common Stock	None	4(2)
August 2007	(2) Convertible Debenture $45,000	None	Cash investments earning 17% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)

August 2007	(1) Warrant 100,000 Shares	None	The right to purchase common shares at a price of $0.02 per share granted as incentive for cash investment	None	4(2)
August 2007	Common Stock 5,617,997.52	None	$50,000 of Secured Convertible Debenture was converted to 5,617,997.52 restricted shares of common stock @ $.0089 conversion rate	None	4(2)
September 2007	(1) Convertible Debenture $5,000	None	Cash investments earning 12% quarterly and convertible at $0.010 per share of Common Stock	None	4(2)
September 2007	(4) Convertible Debenture $40,000	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
September 2007	(1) Convertible Debenture $5,000	None	Cash investments earning 13% quarterly and convertible at $0.010 per share of Common Stock	None	4(2)
September 2007	(1) Convertible Debenture $50,000	None	Cash investments earning 16% quarterly and convertible at $0.010 per share of Common Stock	None	4(2)
September 2007	(1) Convertible Debenture $50,000	None	Cash investments earning 18% quarterly and convertible at $0.010 per share of Common Stock	None	4(2)
October 2007	(1) Convertible Debenture $10,000	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
October 2007	(1) Convertible Debenture $5,000	None	Cash investments earning 16% quarterly and convertible at $0.010 per share of Common Stock	None	4(2)
October 2007	Common Stock 15,000,000	None	$144,000 of Secured Convertible Debenture was converted to 15,000,000 restricted shares of common stock @ $.0096 conversion rate	None	4(2)
October 2007	Common Stock 4,080,000	None	4,080,000 shares issued to Consulting for a value of $57,350 at an average rate of $.02	None	4(2)
October 2007	Common stock 711,605	None	711,605 shares issued to Consulting Finders Fee for a value of $13,525 at an average rate of $.02	None	4(2)
October 2007	Common Stock 3,125,000	None	3,125,000 shares issued for conversion of Convertible Debentures reducing debt by $62,500	None	4(2)
October 2007	Common Stock 524,546	None	524,546 shares issued for conversion of accrued interest payable at an average rate of $.0110 reducing the debt by $5,770	None	4(2)

October 2007	Common Stock 2,300,000	None	2,300,000 shares issued as loan incentive valued at $29,300 or at an average rate of $.01	None	4(2)
November 2007	(6) Convertible Debenture $70,000	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
November 2007	(1) Convertible Debenture $25,000	None	Cash investments earning 13% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
November 2007	(1) Convertible Debenture $30,000	None	Cash investments earning 18% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
December 2007	(2) Convertible Debenture $10,000	None	Cash investments earning 12% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
December 2007	(1) Convertible Debenture $35,000	None	Cash investments earning 18% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)
December 2007	(1) Convertible Debenture $30,000	None	Cash investments earning 15% quarterly and convertible at $0.020 per share of Common Stock	None	4(2)

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction-Forward Looking Statements

Forward-Looking Statements and Associated Risks.  This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based largely on our company’s expectations and are subject to a number of risks and uncertainties, including those described in “Business Risk Factors” of our Form 10-K for the year ended September 30, 2007. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company’s industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Any forward-looking statement speaks only as of the date on which such statement is made, and Pop N Go, Inc.  undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company’s ability to continue as a going concern for the year ended September 30, 2007 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on 55% of its convertible debentures and 85% of the short-term note payables. The Company owes delinquent payroll taxes of $155,729, which accrued prior to September 2002.

The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

We have a working capital deficit of $16,330,694 at September 30, 2007, which means that our current liabilities exceeded our current assets on September 30, 2007 by that amount.

Assurances cannot be given that financing through private placements will continue to be available or will be sufficient to meet our capital needs.  Should we be unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease business altogether.

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

Results of Operations

Year Ended September 30, 2007 Compared To Year Ended September 30, 2006

The Company incurred a net loss of $4,420,837 for the year ended September 30, 2007 as compared to a net loss of $9,051,436 for the year ended September 30, 2006.  This loss represents a loss from operations of $2,356,965 and $2,062,031 for the year ended September 30, 2007 and 2006, respectively.

Total equipment sales for the year ended September 30, 2007 were $312,331 as compared to $23,743 for the year ended September 30, 2006.  The increase is due to the Company’s focus on expanding the marketing and sales of its popcorn machines.

Total cost of goods sold for equipment sales was $158,664 (50.8% of sales) and $25,556 (107.6% of sales) for the year ended September 30, 2007 and 2006.

Total revenue share income for the year ended September 30, 2007 was $56,665 as compared to $72,916 for the year ended September 30, 2006.  This represents a decrease in revenue share income of 22.3% over the year ended September 30, 2006.  This decrease was primarily due to the Company focusing the machine sales.

Total cost of goods sold for revenue share income for the year ended September 30, 2007 was $42,878 (75.7% of sales) as compared to $19,626 (26.9% of sales) for the year ended September 30, 2006.  This increase was due to an increase in the cost of consumables and maintaining machines as more machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses.  For the year ended September 30, 2007, total general and administrative expenses were $2,344,642 as compared to $2,113,508 for the year ended September 30, 2006.  This represents a 11% increase over the same period in the prior year.  This increase is primarily a result of higher professional fees and the write down of notes receivable.

Other expenses decreased from $6,987,004 for the year ended September 30, 2006 to $2,241,249 for year ended September 30, 2007, which represents a 68% decrease.  Decrease is principally due to the change in the fair value of the warrant and derivative liabilities.  These liabilities principally relate to the fair value of the warrants issued in connection with the secured convertible debentures issued to YA Global and the beneficial conversion feature embedded in the convertible debt.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $103,298 as compared to cash and cash equivalents of $751,457 as of September 30, 2006.  At September 30, 2007, we had a working capital deficiency (total current liabilities in excess of total current assets) of ($16,330,694) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($14,109,623) as of September 30, 2006.  This increase in working capital deficiency was due to the increase in convertible debentures.

Net cash used in operating activities was $2,452,390 for year ended September 30, 2007, as compared to the net cash of $2,621,048 used in operating activities for the year ended September 30, 2006.

As shown in the consolidated financial statements, during the year ended September 30, 2007, the Company incurred net losses of $4,420,837.  In addition, the Company had a negative cash flow in operating activities amounting $2,452,390 in the year ended September 30, 2007, and the Company’s accumulated deficit was $36,736,529 as of September 30, 2007.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. Should the Company be unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

During the year ended September 30, 2007, the Company issued:

·  53,486,479 shares of common stock in exchange for debt totaling $787,950;

·  13,572,284 shares of common stock in accrued interest totaling $421,827;

·  7,000,000 shares of common stock in exchange for services totaling $169,000;

·  2,000,000 shares of common stock for deposit on MRI acquisition;

·  18,440,720 shares of common stock that the Company previously committed to issue.

On November 16, 2005, we entered into a Securities Purchase Agreement pursuant to which we sold to YA Global Investments, LP (f/k/a YA Global hereinafter, "YA Global") convertible debentures in the aggregate principal amount of $1,200,000 pursuant to the terms of the secured convertible debentures and related financing agreements.  The November 2005 secured convertible debentures in the principal amount of $1,200,000 consolidated prior convertible debentures and promissory notes issued to YA Global and included new additional convertible debentures, as described below.  On February 9, 2005, we issued to YA Global a promissory note in the principal amount of $350,000, which accrued interest at 12% per annum (the “ February 2005 Note ”).  The February 2005 Note was issued to consolidate the following: (i) a 5% convertible debenture in the original principal amount of $70,000 issued on May 17, 2004; (ii) a 5% convertible debenture in the original principal amount of $70,000 issued on July 22, 2004; (iii) a 5% convertible debenture in the original principal amount of $60,000 issued on September 13, 2004, and (iv) a November 24, 2004, 12% promissory note in the original principal amount of $150,000.  On November 16 2005, the principal amount of the February 2005 Note plus accrued and unpaid interest was $350,000 in principal plus $41,057.  On November 16, 2005, pursuant to the Securities Purchase Agreement, we surrendered the February 2005 Note for conversion into the convertible debentures and purchased additional convertible debentures for the total purchase price of $1,200,000.

Out of the total principal amount of $1,200,000, we received gross proceeds of $700,000 in November 2005 and $500,000 on December 21, 2005.  We received net proceeds of $638,049 under the secured convertible debentures.   The total net proceeds take into account estimated expenses in the amount of $80,000, the payment of $350,000 to YA Global for the repayment of the prior note issued to YA Global on February 9, 2005, accrued interest of $41,057 and $90,894 in structuring and commitment fees.  The convertible debentures are secured by substantially all of our assets and accrue interest at 10% per annum.  The secured convertible debentures are due on November 16, 2008. YA Global is entitled, at its option, to convert and sell all or any part of the principal amount of the convertible debentures, plus any and all accrued interest, into shares of common stock at a price equal to the lesser of (i) $0.03 and (ii) eighty percent (80%) of the lowest volume weighted average price of the common stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP.

We currently have $10,314,845 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to YA Global. Of those debentures, $5,623,460, or 55% of the total convertible debentures, is in default.

Note Receivable

On September 30, 2007, we have a receivable on a promissory note, amounting $156,023. The note bears an interest rate of 10% per annum.

Convertible Debentures and Promissory Notes

We are attempting to become current on our obligations by converting the debentures and promissory notes to common stock and issuing long-term promissory notes. We currently have $10,314,845 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to YA Global. Of those debentures, $5,623,460 or 55% of the total convertible debentures are in default. We also have short term notes in the amount of $818,659. We are in default on a significant majority of these notes and in addition we are also in default on a promissory note we issued to Branax, LLC in the amount of $240,000. We have been in discussions with holders of a majority of these obligations, and have requested renewals by offering a conversation rate more acceptable with today's market value. We have not yet been able to bring these obligations current and the repayment obligations under the defaulted debentures and notes can be accelerated at any time by the holders of the notes.

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

Microwave Roasters, Inc.

On September 15, 2006, the Company into an Amended and Restated Agreement to Purchase Stock (the “Amended Stock Purchase Agreement”) with Microwave Roasters, Inc., an Alabama company (“MRI”). Pursuant to the Amended Stock Purchase Agreement, the Company and MRI mutually agreed to the Company acquiring forty-nine percent (49%) of MRI’s common stock for $580,000 in cash and notes and 2,000,000 shares of the Company’s restricted common stock.  The Company and MRI have not closed the transaction as the date of the filing of the Annual Report on Form 10-KSB.

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

Recently Issued Accounting Pronouncements

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

Years Ended September 30, 2007 and 2006

Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Financial Statements:

 Consolidated Balance Sheet as of September 30, 2007

F-2

 Consolidated Statements of Operations for the years ended

           September 30, 2007 and 2006

F-3

 Consolidated Statement of Stockholders' Deficit for the years ended

          September 30, 2007 and 2006

F-4

 Consolidated Statements of Cash Flows for the years ended

          September 30, 2007 and 2006

F-5

Notes to Consolidated Financial Statements

F-7

F-i

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Pop N Go, Inc

We have audited the accompanying consolidated balance sheet of Pop N Go, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pop N Go, Inc. and subsidiaries as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended September 30, 2007, the Company incurred net losses of $4,420,837.  In addition, the Company had a negative cash flow in operating activities amounting $2,452,390 in the year ended September 30, 2007, and the Company’s accumulated deficit was $36,736,529 as of September 30, 2007. In addition, the Company is in default on numerous of its debt obligations. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

December 18, 2007

Pop N Go, Inc. and Subsidiaries

Consolidated Balance Sheet

September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$103,298
Accounts receivable, net of allowance of $32,230	37,160
Inventory	180,240
Prepaid expenses and other current assets	4,585

TOTAL CURRENT ASSETS	325,283

RENTAL INVENTORY, net	63,039

TOTAL ASSETS	$388,322

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$698,863
Accrued liabilities	125,737
Consulting payable - related parties	395,074
Debenture interest payable	2,584,142
Accrued payroll and payroll taxes	158,743
Customer deposits	36,355
Loan payable - related party	240,000
Short-term note payable	818,659
Convertible debt, net	9,113,075
Warrant liability	1,504,367
Accrued derivative liability	980,962
TOTAL CURRENT LIABILITIES	16,655,977
LONG-TERM CONVERTIBLE DEBT, net	460,060
TOTAL LIABILITIES	17,116,037
STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 900,000,000 shares
authorized; 312,674,831 shares issued and outstanding	312,675
Common stock to be issued	754,153
Additional paid-in capital	18,978,308
Deposits	(8,782)
Prepaid consulting	(27,540)
Accumulated deficit	(36,736,529)

TOTAL STOCKHOLDERS' DEFICIT	(16,727,715)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$388,322

The accompanying notes are an integral part of these consolidated financial statements.

Pop N Go, Inc. and Subsidiaries

Consolidated Statements of Operations

For The Years Ended September 30, 2007 and 2006

	2007	2006

SALES
Equipment sales	$312,331	$23,743
Revenue share income	56,665	72,916

TOTAL SALES	368,996	96,659

COST OF GOODS SOLD
Cost of goods sold equipment	158,664	25,556
Cost of goods sold revenue share income	42,878	19,626

TOTAL COST OF REVENUES	201,542	45,182

GROSS PROFIT	167,454	51,477

OPERATING EXPENSES
Selling, general and administrative	2,344,642	2,113,508

TOTAL OPERATING EXPENSES	2,344,642	2,113,508

LOSS FROM OPERATIONS	(2,177,188)	(2,062,031)

OTHER INCOME (EXPENSES):
Interest expense and financing costs	(2,537,324)	(4,667,008)
Beneficial conversion feature	(2,041,386)	(1,007,833)
Change in fair value of warrant and derivative liabilities	2,499,575	(1,006,723)
Loss on settlement of debt	-	(296,660)
Impairment of note receivable	(177,377)
Other	15,263	(8,780)

TOTAL OTHER EXPENSE	(2,241,249)	(6,987,004)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,418,437)	(9,049,035)

PROVISION FOR INCOME TAXES	2,400	2,400

NET LOSS	$(4,420,837)	$(9,051,435)

LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	273,385,375	183,056,738

The accompanying notes are an integral part of these consolidated financial statements.

Pop N Go, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Deficit

For the Years Ended September 30, 2007 and 2006

	Common Stock		Common Stock To Be Issued	Additional Paid-In Capital	Prepaid Consulting	Accumulated Deficit	Total
	Shares	Amount

Balance, September 30, 2005, as restated	124,489,059	124,489	1,100,623	12,917,494	-	(29,782,539)	(15,639,933)

Common stock issued for debt conversions and accrued interest	42,565,623	42,565	-	1,063,897	-	-	1,106,462
Common stock issued for services	13,500,000	13,500	-	316,500	(138,000)	-	192,000
Common stock issued for debt settlement	3,100,000	3,100	-	117,700	-	-	120,800
Common stock issued for cash	1,000,000	1,000	-	19,000	-	-	20,000
Issuance of previously committed shares	33,520,666	33,521	(656,652)	623,131	-	-	-
Committed shares to be issued for:
Services	-	-	272,350	-	(142,400)	-	129,950
Loan incentives	-	-	188,970	(188,970)	-	-	-
Cash	-	-	30,717	-	-	-	30,717
Deferred Finder's fees	-	-	222,480	-	-	-	222,480
Beneficial conversion feature	-	-	-	1,933,636	-	-	1,933,636
Amortization of prepaid consulting	-	-	-	-	208,027	-	208,027
Net loss	-	-	-	-	-	(2,533,153)	(2,533,153)

Balance, September 30, 2006	218,175,348	$ 218,175	$ 1,158,488	$16,802,388	$ (72,373)	$ (32,315,692)	$ (14,209,014)

Common Stock issued for debt conversions	53,486,479	53,487	-	734,463	-	-	787,950
Common stock issued for debt settlement	13,572,284	13,572	-	408,255	-	-	421,827
Common stock issued for services	7,000,000	7,000	-	162,000	-	-	169,000
Common stock issued for cash	2,000,000	2,000	-	6,782	-	-	8,782
Issuance of previously committed shares	18,440,720	18,441	(546,257)	527,816	-	-	-
Committed shares to be issued for:
Services	-	-	18,860	-	-	-	18,860
Loan incentives	-	-	49,000	-	-	-	49,000
Cash	-	-	10,000	-	-	-	10,000
Deferred Finder's fees	-	-	64,062	-	-	-	64,062

Beneficial conversion feature	-	-	-	311,086	-	-	311,086
Value of warrants issued for services	-	-	-	25,518	-	-	25,518
Amortization of prepaid consulting	-	-	-	-	44,833	-	44,833
Net loss	-	-	-	-	-	(4,420,837)	(4,420,837)

Balance, September 30, 2007	312,674,831	$ 312,675	$ 754,153	$18,978,308	$ (27,540)	$ (36,736,529)	$ (16,718,933)

The accompanying notes are an integral part of these consolidated financial statements.

Pop N Go, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2007 and 2006

	Years Ended
	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,420,837)	$(9,051,435)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	19,729	7,893
Beneficial conversion feature	2,041,434	1,340,041
Amortization of deferred finders fees	1,058,164	759,240
Fair value of warrants issued for services	46,036	-
Shares issued (to be issued) for loan incentive/services/debt settlement	235,860	352,750
Change in fair value of warrant and derivative liabilities	(2,499,575)	1,006,723
Amortization of prepaid consulting fees	44,833	208,027
Write off of bad debts	32,000	-
Impairment of note receivable	177,377	-
Non-cash financing charge	-	2,579,963
Loss on settlement of debt	-	296,660
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(62,785)	1,653
Inventory	(126,000)	(35,340)
Prepaid expenses and other current assets	74,181	(100,120)
Increase (decrease) in:
Accounts payable	83,833	(111,185)
Accrued liabilities	38,569	(168,540)
Accrued consulting - related party	47,093	(78,814)
Debenture interest payable	748,994	399,379
Accrued payroll and payroll taxes	4,204	(24,633)
Customer deposits	4,500	(3,310)

Net cash used in operating activities	(2,452,390)	(2,621,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(49,000)	(85,000)
Payments for furniture and equipment and rental equipment	(65,242)	(16,293)

Net cash used in investing activities	(114,242)	(101,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures, net	1,958,804	3,601,741
Proceeds from notes payable	-	146,604
Payments for notes receivable	(41,331)	-
Payment of convertible debentures and notes payable	-	(326,960)
Proceeds from sale of common stock	-	20,000
Proceeds from sale of common stock (to be issued)	1,000	33,000
Payment for cancellation of common stock (to be issued)	-	(2,283)
Debenture interest payable	-	-

Net cash provided by financing activities	1,918,473	3,472,102

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(648,159)	749,761

CASH AND CASH EQUIVALENTS, Beginning of year	751,457	1,696

CASH AND CASH EQUIVALENTS, End of year	$103,298	$751,457

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$499,438
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pop N Go, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended September 30, 2007, the Company (1) issued 53,486,479 shares of common stock for the conversion debt of $787,950; (2) issued 13,572,284 shares of common stock for services valued at $421,827; (3) issued 7,000,000 shares of common stock for a debt settlement of $169,000; (4) issued 18,440,720 shares that the Company had previously committed to issue; and (5) recorded a beneficial feature of $311,086 related to the issuance of individual convertible notes.

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

NOTE 1 – ORGANIZATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pop N Go, Inc., incorporated in the State of Delaware on October 21, 1996, and its subsidiaries, Nuts To Go, Inc. and Branax, LLC, (collectively, the “Company”) manufacture and develop coin-operated popcorn machines which they sell to distributors and retail establishments. The Company also intends to own and operate these machines for its own account on a revenue-sharing basis. In addition, the Company has developed prototype coin-operated machines for outside customers on a contract basis. Nuts To Go, Inc. and Branax, LLC were dormant companies for the years ended September 30, 2007 and 2006.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At September 30, 2007, the Company had 129,299,269 warrants outstanding that were anti-dilutive.  In addition, the Company has convertible debentures that could be converted into 516,075,540 shares of the Company’s common stock.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance in the aggregate of $32,230 and $230 for the year ended September 30, 2007 and 2006, respectively for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible accounts.

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

Rental equipment

Rental equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of seven years. Depreciation expense was $8,805 and $6,845 for the years ended September 30, 2007 and 2006, respectively.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Depreciation expense was $10,924 and $1,048 for the years ended September 30, 2007 and 2006, respectively.

Customer Deposits

As of September 30, 2007, customers had paid deposits totaling $36,355 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended September 30, 2007 and 2006 were insignificant.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, intangible assets, other assets, short-term notes payable, loan payable-related party, convertible debt, accounts payable, accrued liabilities, and customer deposits, the carrying amounts approximate fair value due to their short maturities.

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

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2007 the Company had amounts in bank accounts in excess of FDIC insurance limit.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment during the period ended September 30, 2007 and 2006.

Reclassifications

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform to report classifications of the current period.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

?

A brief description of the provisions of this Statement

?

The date that adoption is required

?

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended September 30, 2007, the Company incurred net losses of $4,420,837.  In addition, the Company had a negative cash flow in operating activities amounting $2,452,390 in the year ended September 30, 2007, and the Company’s accumulated deficit was $36,736,529 as of September 30, 2007.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. Should the Company be unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 3 - SHORT-TERM NOTES PAYABLE

A Short-term notes payable at September 30, 2007 consisted of the following

Note payable dated May 2, 2000, bearing interest at 12% per annum and due in January 2001. This note payable is currently in default.	$222,192
Note payable dated June 26, 2001, bearing interest at 20% per annum and due June 26, 2002. This note payable is currently in default.	50,000
Note payable dated July 5, 2001, bearing interest at 15% per annum and due in September 2001. This note payable is currently in default.	8,076
Note payable dated April 3, 2000 assumed in acquisition of Branax, bearing interest at 12% per annum and due in July 2000. This note payable is currently in default.	15,000
Note payable dated December 29, 1998 assumed in acquisition of Branax, bearing interest at 7% per annum and due in March 1999. This note payable is currently in default.	28,083
Note payable dated December 18, 2000 assumed in acquisition of Branax, bearing interest at 8% per annum and due in January 2002. This note payable is currently in default.	3,000
Note payable dated April 24, 2002, bearing no interest and due in September 2002. This note payable is currently in default.	8,000
Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003. This note payable is currently in default.	26,650
Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003. This note payable is currently in default.	10,000
Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003. This note payable is currently in default.	25,000
Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003. These notes payable are currently in default.	21,002
Note payable dated January 23, 2003, bearing interest of $3,000 plus $1,950 for 60 day renewal, due in June 2003. This note payable is currently in default.	15,000

Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively, due in May 2003. These notes payable are currently in default.	45,000
Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default.	15,231
Note payable dated December 9, 2003, bearing interest of $5,000 plus $5,000 for a 90 day renewal due June 2004.This note payable is currently in default.	30,000
Note payable dated December 17, 2003, bearing interest of $2,500 due in March 16, 2004. This note payable is currently in default.	15,000
Note payable dated December 18, 2003, bearing interest of $5,000 Plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	28,043
Note payable dated December 24, 2003, bearing interest of $5,000 due March 23, 2004. This note payable is currently in default.	30,000
Note payable dated January 29, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal due July 2004. This note payable is currently in default.	13,475
Note payable dated February 25, 2004, April 27, 2004 and June 8, bearing interest of $5,000, $1,250 and $2,500 due August 2004, July 2004 and October 2004, respectively. These note payables are currently in default.	37,500
Note payable dated March 11, 2004 and May 7, 2004, bearing interest of $1,250 and $1,250, due June 2004 and July 2004, respectively. These note payables are currently in default.	11,658
Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204. This note payable is currently in default.	14,730

Note payable dated August 21, 2006, bearing interest at 15% per annum, due on February 21, 2008	81,773
Note payable, bearing interest of 15%, due April 20, 2007. This note payable is currently in default.	20,496
Note payable dated January 1, 2006, bearing interest of 15%, due September 30, 2006.	33,750

Note payable dated September 24, 2007, bearing interest of 10%, due November 23, 2007	10,000
$818,659

NOTE 4- CONVERTIBLE DEBT

On November 16, 2005, the Company entered into a Securities Purchase Agreement with YA Global Investments, LP (f/k/a Cornell Capital Partners, LP and hereinafter, "YA Global").  The terms of this agreement provide for the Company to issue up to $1,200,000 in convertible debentures to YA Global and to issue to YA Global a warrant to purchase 120,000,000 shares of the Company’s common stock for $0.01 per shares.  The convertible debentures can be converted into shares of the Company’s common stock at the option of YA Global at a conversion price of the lesser of $0.03 or 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date.  On November 16, 2005, the Company issued a convertible debenture to YA Global in the amount of $700,000 and on December 21, 2005, the Company issued another convertible debenture to YA Global in the amount of $500,000. The Company received net proceeds of $638,049 under the secured convertible debentures.   The total net proceeds take into account estimated expenses in the amount of $80,000, the payment of $350,000 to YA Global for the repayment of the prior note issued to YA Global on February 9, 2005, accrued interest of $41,057 and $90,894 in structuring and commitment fees.  The convertible debentures are secured by substantially all of the Company’s assets and accrue interest at 10% per annum.  YA Global has the ability to foreclose on the Company’s assets if an event of default occurs pursuant to the underlying documents and is not remedied by the Company or waived by YA Global.  The secured convertible debentures are due on November 16, 2008.  Also, on November 16, 2005, the Company issued a warrant to YA Global to purchase 120,000,000 shares of the Company’s common stock for $0.01 per share.  The warrant expires five years from the date of issuance.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $980,962 at September 30, 2007 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction have been reported as liability at September 30, 2007 in the accompanying balance sheet with a fair value of $1,504,367.  The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.5%, volatility of 334% and expected term of 4.5 years.  The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

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

Below is a summary of convertible debentures outstanding at September 30, 2007:

Balance at September 30, 2006	$8,481,537
Additions	2,663,920
Repayments	(42,662)
Converted to equity	(787,950)
Balance at September 30, 2007	$10,314,845

A summary of the convertible notes and related discounts is below:

	Current	Long-term	Total
Gross convertible debentures	$9,474,845	$840,000	$10,314,845
Debt discounts	(115,082)	(332,500)	(447,582)
Deferred finders’ fee	(246,688)	(47,440)	(294,128)
Net	$9,113,075	$460,060	$9,573,135

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended September 30, 2007, the Company issued:

53,486,479 shares of common stock in exchange for debt totaling $787,950;

13,572,284 shares of common stock in exchange for services totaling $421,827;

7,000,000 shares of common stock in exchange for a debt settlement totaling $169,000;

2,000,000 shares of common stock for cash of $8,782;

18,440,720 shares of common stock that the Company previously committed to issue.

Also, during the year ended September 30, 2007, the Company recorded $311,086 for beneficial conversion feature on the convention convertible notes.

Stock to be Issued

At September 30, 2007, the Company had committed to issue 8,873,932 shares of its common stock for $754,153.

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

As of September 30, 2007, there were no options outstanding under this plan.

Stock Purchase Warrants

During the year ended September 30, 2007, the Company issued a total of 4,485,000 warrants as loan incentives to purchase shares of the Company’s common stock for $0.01 - $0.04 per share. The value of the warrants of $48,024 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5% - 4.5%, volatility of 155% - 171% and expected term of one-quarter year to three years.  Also during the year ended September 30, 2007, the Company issued a total of 4,610,769 warrants for services rendered to purchase shares of the Company’s common stock and for consulting services for $0.012 - $0.030 per share. The value of the warrants of $46,036 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.5% - 4.5%, volatility of 155% - 167% and expected term of one-quarter year to three years.

The following table summarizes information about the warrants outstanding at September 30, 2007:

	Warrants	Average Exercise Price
Outstanding, September 30, 2005	13,105,000	$0.04
Granted in FY 2006	124,810,000	$0.01
Expired/Forfeited in FY 2006	(3,400,000)	$0.02
Outstanding, September 30, 2006	134,338,500	$0.01
Granted in FY 2007	9,095,769	$0.02
Expired/Forfeited in FY 2007	(14,135,000)	$0.02
Outstanding, September 30, 2007	129,299,269	$0.01

The intrinsic value of the outstanding warrants at September 30, 2007 was $700.

Weighted-Average Remaining Contractual Life	2.95
Range of Exercise Prices	$0.01-0.02
Weighted-Average Exercise Price of Warrants Outstanding	$0.01
Weighted Average Exercise Price of Warrants Exercisable	$0.01

NOTE 6 - INCOME TAXES

Significant components of the Company’s deferred tax assets for federal and state income taxes as of September 30, 2007 consisted of the following:

Deferred tax asset
Net operating loss carry-forwards	$ 12,701,524
Valuation allowance	12,701,524
Net deferred tax asset	$ -

The valuation allowance increased by 2,263,625 during the year ended September 30, 2007.

A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended September 30, 2007 and 2006 was as follows:

	2007	2006
Income tax provision computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	6.0	6.0
Change in deferred income tax valuation reserve and other	(40.0)	(40.0)
Total	- %	- %

As of September 30, 2007, the Company had federal net operating loss carry-forwards of approximately $34,219,769 which expire through 2021.

During the year ended September 30, 2007, the Company did not utilize its federal net operating loss carry-forwards.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

A lawsuit was filed by a former consultant of the Company in October 2007 at the Los Angeles Central District Court House.  The lawsuit seeks to allege a cause of action against Pop N Go and its CEO, Mel Wyman, for breach of contract and fraud. The company denies any monies are owed and will vigorously contest the allegations in the complaint and intend to file an answer and a cross-complaint against the consultant. The company does not believe that plaintiff will prevail and is unlikely to be able to prove his claims.

A lawsuit was filed in December 2007 against the company and its CEO, Mel Wyman, for breach of contract at the Superior Court in Pomona.  The plaintiff alleges that it entered into an agreement with the company to pay plaintiff $50,450 for advertisement.  The company will contest vigorously the allegations on or about January 18, 2008.

NOTE 8 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At September 30, 2007, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the year ended September 30, 2007, the company recorded imputed interest at 12%.

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

The Company also has accrued consulting to another shareholder of the Company. At September 30, 2007, total accrued consulting expenses to shareholders amounts to $395,074.

NOTE 9 – ACQUISITION OF MICROWAVE ROASTERS, INC.

On April 4, 2006, the Company entered into a stock purchase agreement with Microwave Roasters, Inc. (“MRI”), an Alabama company, whereby the Company would acquire 51% of MRI’s common stock for $580,000 in cash and notes plus 2,000,000 shares of the Company’s restricted common stock. In connection with the foregoing transaction, the Company, MRI and certain shareholders of MRI executed a Shareholders’ Agreement dated April 5, 2006. On May 22, 2006, the Company and MRI entered into an amended stock purchase agreement whereby the closing date of the transactions contemplated under the stock purchase agreement was changed to June 1, 2006.  The agreement was further modified whereby the Company would only acquire 49% of MRI’s common stock.  This transaction with MRI has not yet closed.  The Company has a note receivable of $156,023 and accrued interest of $21,353. The Company has impaired this note receivable with the accrued interest on the same as of September 30, 2007 as the note was deemed to be uncollectible and the acquisition transaction is on a hold.

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to 9-30-07, the company issued $285,000 in convertible debentures ranging from $0.01 to $0.025 in conversation rates and 12% to 18% in interest.

Subsequent to 9-30-07, the company issued 21,141,150 shares of restricted stock valued at $274,808.  This issuance (1) reduced debt by $74,633 for 4,049,545 shares; (2) removed $87,575 or 5,891,605 shares against committed stock; (3) Private Placement Stock Sale of $100,000 for 1,000,000 shares; and (4) $12,600 or 1,200,000 shares issued as additional consideration.

Subsequent to 9-30-07, the company sold equipment for $255,897 in sales or 71 units with 65 of these units to be managed by Pop N Go, Inc.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

Directors and Executive Officers

The Directors and executive officers of Pop N Go, Inc. and their ages and positions are set forth below:

Name	Age	Title
Melvin Wyman	70	Chief Executive Officer,
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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension ValueAnd Non Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Melvyn Wyman, Chief Executive Officer, Secretary and Sole Director
	2006	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
	2005	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000
	2004	96,000	-0-	-0-	-0-	-0-	-0-	-0-	96,000

Ruth Williams, Director of Operations
	2006	73,640	-0-	25,000	-0-	-0-	-0-	-0-	98,640
	2005	36,605	-0-	-0-	-0-	-0-	-0-	-0-	36,605

(1)

No stock options were granted to officers and directors during the Company’s fiscal year ended September 30, 2007.

Employment Agreements

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

The Company entered on October 1, 2006, into a Consultant Agreement with Ruth Williams.  Ms. Williams is to act as the company Director of Operations and oversee and implement financial documentation and act as liaison between the Pop N Go, accountants, auditors and corporate attorneys.  Ms. Williams tenure is for a one-year term and automatically renewed on October 1, 2007.  The compensation consists of a salary of $104,000 per annum with a $500 per month allowance for insurance.  In addition, Ms. Williams was awarded 2,000,000 shares of restricted common stock as a signing bonus.

In addition to direct remuneration, Pop N Go reimburses all employees and consultants for business-related expenses, and does not provide medical insurance benefits.

Stock Option Plan

On August 31, 1998, the Board of Directors of Pop N Go, Inc. adopted a Stock Option Plan (the “Plan”). This Plan provides for the grant of Incentive Non- Qualified Stock Options to employees selected by the Board of Directors of Pop N Go, Inc.  As of September 30, 2007, there are no outstanding options

Code of Ethics

The Company has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees.  This code of ethics was filed with the SEC as an exhibit to its Annual Report on Form 10-KSB for the year ended September 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to the beneficial ownership of each class of our voting securities as of December 18, 2007, by (i) each person or company known by the Company to be the beneficial owner of more than 5% of our outstanding shares, (ii) each director of the Company or any nominee for directorship, (iii) the Chief Executive Officer of the Company and each of the other Named Executive Officers and (iv) all directors and Named Executive Officers of the Company as a group.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common	Melvin Wyman(2) 1154 Palms Boulevard Venice, California 90291	15,026,750	4.30%
	All Directors & Officers as a Group	15,026,750	4.30%
	Haruyo D’Elia 3060 Java Road Costa Mesa, CA 92626	38,416,667	11.02%
Total		53,443,417	15.32%

(1)

Applicable percentage of ownership is based on 348,815,980 shares of common stock outstanding as of January 7, 2007 for each stockholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 7, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Includes 14,806,750 shares held of record in the name of, Calblue, Inc., a corporation wholly-owned corporation by Melvin Wyman, and approximately 220,000 shares held on the open market.  The address for Mr. Wyman is c/o Pop N Go, Inc., 12429 East Putnam Street, Whittier, California 90602.

(3)

Includes 20,420,625 shares held of record by Ms. D’Elia, and 38,416,667 shares which can be converted pursuant to convertible debentures in the principal amount of $780,000 issued to Ms. D’Elia by us from March 2005 through January 7, 2007.  Ms. D'Elia makes her own investment decisions.

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

The following table sets forth certain information regarding options exercised in the fiscal year ended September 30, 2007 by Pop N Go’s named executive officers.

Aggregated Options/SAR Exercises

In Last Fiscal Year And

Fiscal Year End Options/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ® Exercisable /Unexercisable

N/A	0	0	0	0

The following table sets forth certain information regarding long-term incentive plan awards in the fiscal year ended September 30, 2007 by Pop N Go’s named executive officers.

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

Effective October 1, 2007, the Company entered into an agreement with Calblue, Inc, to have the President of Calblue, Inc. serve as the CEO of the Company.  Pursuant to the terms of that agreement, the Company was obligated to compensate Calblue, Inc. $12,500 per month with a $1,500 per month allowance for insurance.  The Company recorded $168,000 consulting fees (including insurance allowance) in the year ended September 30, 2007. The Company also paid $25,000 as a sign bonus and $47,070 as a market-cap bonus during the quarter ended December 31, 2006.  The Company also has accrued consulting to another shareholder of the Company.  At September 30, 2007, total accrued consulting expenses to shareholders amounts to $332,074.

ITEM 13.  EXHIBITS

The following documents are filed as part of this report:

(a)

Exhibits.

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

2.1	Plan of Merger with Pop N Go Acquisition Corp. dated July 29, 2001	Incorporated by reference to the Company’s Report on Form 8-K filed August 13, 2001

3.1 (i)	Articles of Incorporation of Pop N Go, Inc.	Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 on February 11, 2000

3.1 (ii)	Certificate of Amendment of Articles of Incorporation dated July 23, 2001	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on February 15, 2002

3.1 (iii)	Certificate of Amendment of Articles of Incorporation dated February 5, 2000	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on February 15, 2002

3.1 (iv)	Certificate of Amendment of Articles of Incorporation dated June 8, 2004	Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB on June 21, 2004

3.2	Bylaws of Pop N Go, Inc.	Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 on February 11, 2000

10.1	Membership Purchase Agreement with Branax, LLC, dated July 13, 2001	Incorporated by reference to the Company’s Form 8-K filed on August 13, 2001

10.2	Stock Option Plan dated August 31, 1998	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report filed on Form 10-KSB on June 2, 2006

10.3	Termination Agreement of Standby Equity Distribution dated November 16, 2005 by and between the Company and YA Global	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report filed on Form 10-KSB on June 2, 2006

10.4	Revenue Sharing Agreement dated August 5, 2004	Incorporated by reference to the Company’s Amendment No. 1 to the Annual Report filed on Form 10-KSB on June 2, 2006

10.5	Securities Purchase Agreement, dated November 16, 2005, by and between the Company and YA Global	Incorporated by reference to Exhibit 10.1 on Form 8-K filed December 15, 2005

10.6	Secured Convertible Debenture, dated November 16, 2005, issued by the Company to YA Global. *	Incorporated by reference to Exhibit 10.2 on Form 8-K filed December 15, 2005

10.7	Security Agreement, dated November 16, 2005, by and between the Company and YA Global. *	Incorporated by reference to Exhibit 10.3 on Form 8-K filed December 15, 2005

10.8	Investor Registration Rights Agreement, dated November 16, 2005, by and between the Company and YA Global. *	Incorporated by reference to Exhibit 10.4 on Form 8-K filed December 15, 2005

10.9	Warrant issued to YA Global by the Company dated November 16, 2005. *	Incorporated by reference to Exhibit 10.5 on Form 8-K filed December 15, 2005

10.10	Escrow Agreement among YA Global the Company and David Gonzalez *	Incorporated by reference to Exhibit 10.6 on Form 8-K filed December 15, 2005

10.11	Agreement to Purchase Stock, dated as of April 4, 2206, by and between Pop N Go, Inc. and Microwave Roasters, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 8, 2006

10.12	Stockholders Agreement, dated as of April 5, 2006, by and among Pop N Go, Inc., Microwave Roasters, Inc., and certain signatories thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 8, 2006

10.13	Amendment to Agreement to Purchase Stock, dated as of May 22, 2006	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 8, 2006

10.14	Amended and Restated Agreement to Purchase Stock, by and among Pop N Go, Inc., Microwave Roasters, Inc., and certain signatories thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 20, 2006

10.15	Stockholders Agreement, dated as of April 5, 2006, by and among Pop N Go, Inc., Microwave Roasters, Inc., and certain signatories thereto	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 8, 2006

10.16	Consulting Agreement, dated October 1, 2006, by and between the Company and Calblue, Inc.	Incorporated by reference, filed with 10KSB for year ending 2006

10.17	Consulting Agreement, dated October 1, 2006, by and between the Company and Ruth Williams	Incorporated by reference, filed with 10KSB for year ending 2006

16.1	Letter regarding Change of Accountants	Incorporated by reference to Company’s Report on Form 8-K on June 9, 2003

31.1	Section 302 Certification of CEO and President/CFO	Provided Herewith

31.2	Section 906 Certification of CEO/CFO	Provided Herewith

*Note: YA Global Investments, LP (f/k/a Cornell Capital Partners, LP)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees.  The aggregate fees billed for professional services rendered was $50,000 and $50,000 for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2007 and 2006, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB for those fiscal years.

Audit-related fees.  The aggregate fees billed in each of the last two fiscal years for assurance and related services were $23,687 and $19,437, respectively. These fees are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the caption “Audit Fee.”

Tax fees.  No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All other fees.  Other than the services described above, zero and 12,500 was billed services rendered by the principal accountant for SB-2 filings for the fiscal years ended September 30, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2008	POP N GO, INC.

By: /s/ Melvin Wyman
Melvin Wyman
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature:

By: /s/ Melvin Wyman
Melvin Wyman
Sole Director
Date: January 14, 2008