Form 10QSB
period 2007-12-31
POP N GO INC
filed 2008-02-21
CIK 1071819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes[  ]      No[X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 1, 2008,  - 348,815,982  shares of common stock

________________

Transitional Small Business Disclosure Format:   Yes [   ]   No [X ]

POP N GO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POP N GO, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

December 31,
2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,747
Accounts receivable, net of allowance of $32,230	32,435
Inventory	41,677
Prepaid expenses and other current assets	12,664

TOTAL CURRENT ASSETS	128,523

RENTAL INVENTORY, net	59,151

TOTAL ASSETS	$187,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$657,084
Accrued liabilities	53,612
Consulting payable - related parties	545,869
Debenture interest payable	2,844,040
Accrued payroll and payroll taxes	162,119
Customer deposits	36,355
Loan payable - related party	240,000
Short-term note payable	818,659
Convertible debt, net	9,844,220
Warrant liability	1,340,346
Accrued derivative liability	663,588

TOTAL CURRENT LIABILITIES	17,205,892

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 900,000,000 shares
authorized; 348,815,982 shares issued and outstanding	348,816
Common stock to be issued	675,953
Additional paid-in capital	19,360,975
Prepaid consulting	(35,198)
Accumulated deficit	(37,368,764)

TOTAL STOCKHOLDERS' DEFICIT	(17,018,218)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$187,674

The accompanying notes are an integral part of these unaudited consolidated financial statements

POP N GO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2007	2006

SALES
Equipment sales	$255,897	$7,595
Revenue share income	12,759	21,911

TOTAL SALES	268,656	29,506

COST OF GOODS SOLD
Cost of goods sold equipment	116,633	2,969
Cost of goods sold revenue share income	7,785	9,556

TOTAL COST OF REVENUES	124,418	12,525

GROSS PROFIT	144,238	16,981

OPERATING EXPENSES
Selling, general and administrative	482,398	814,281

LOSS FROM OPERATIONS	(338,160)	(797,300)

OTHER INCOME (EXPENSES):
Interest expense and financing costs	(599,609)	(683,399)
Beneficial conversion feature	(175,060)	(618,481)
Change in fair value of warrant and derivative liabilities	481,395	(421,294)
Other	-	3,523

TOTAL OTHER EXPENSE	(293,275)	(1,719,651)

LOSS BEFORE PROVISION FOR INCOME TAXES	(631,435)	(2,516,951)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(632,235)	$(2,517,751)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	340,747,347	229,113,492

The accompanying notes are an integral part of these unaudited consolidated financial statements

POP N GO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	December 31,	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(632,235)	$(2,517,751)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,888	1,319
Beneficial conversion feature	175,060	618,481
Amortization of deferred finder’s fees	177,925	347,925
Fair value of warrants issued for services	-	-
Shares issued (to be issued) for loan incentive/services/debt settlement	21,975	150,000
Change in fair value of warrant and derivative liabilities	(481,395)	421,294
Amortization of prepaid consulting fees	(7,658)	25,202
Write off of bad debts	-	-
Impairment of note receivable	-	-
Non-cash financing charge	-	-
Loss on settlement of debt	-	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	4,725	(5,662)
Inventory	138,563	(133,589)
Prepaid expenses and other current assets	703	2,706
Increase (decrease) in:
Accounts payable	(35,416)	12,484
Accrued liabilities	(72,125)	(14,553)
Accrued consulting - related party	150,795	30,885
Debenture interest payable	265,668	147,871
Accrued payroll and payroll taxes	3,376	6,898
Customer deposits	-	-

Net cash used in operating activities	(286,151)	(906,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	-	(39,000)
Proceeds from sale of rental equipment	-	7,168
Payments for furniture and equipment and rental equipment	-	(583)

Net cash used in investing activities	-	(32,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures, net	136,600	652,878
Payment of convertible debentures and notes payable	(12,000)	(39,790)
Proceeds from sale of common stock	100,000	-

Net cash provided by financing activities	224,600	613,088

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(61,551)	(325,817)

CASH AND CASH EQUIVALENTS, beginning of period	103,298	751,457

CASH AND CASH EQUIVALENTS, end of period	$41,747	$425,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$70,909
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 2007, the Company issued (1) 18,125,000 shares of common stock in exchange for debt totaling $206,500; (2) 524,546 shares of common stock in accrued interest totaling $5,770; (3) 400,000 shares of common stock in exchange for accounts payable totaling $6,363; (4) 6,391,605 shares that the Company previously committed to issue; and (5) 700,000 shares of common stock for services rendered totaling $12,600.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pop N Go, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results of the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year ending September 30, 2008.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At December 31, 2007, the Company had 122,298,500 warrants outstanding that were anti-dilutive.  In addition, the Company has convertible debentures that could be converted into 162,377,852 shares of the Company’s common stock.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance in the aggregate of $32,230 and $230 for the quarter ended December 31, 2007 and 2006, respectively for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible accounts.

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

Rental equipment

Rental equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of seven years. Depreciation expense was $3,888 and $1,319 for the three months ended December 31, 2007 and 2006, respectively.

Customer Deposits

As of December 31, 2007, customers had paid deposits totaling $36,355 to the Company for machines which had not been delivered as of that date. Revenue on the sale of these machines will be recognized when the equipment is shipped.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended December 31, 2007 and 2006 were insignificant.

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

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December, 2007 the Company did not have amounts in bank accounts in excess of FDIC insurance limit.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment during the three months ended December 31, 2007 and 2006.

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

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

•

A brief description of the provisions of this Statement

•

The date that adoption is required

•

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

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months ended December 31, 2007, the Company incurred net losses of $632,235.  In addition, the Company had a negative cash flow in operating activities amounting $286,151 in the three months ended December 31, 2007, and the Company’s accumulated deficit was $37,368,764 as of December 31, 2007.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. Should the Company be unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

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

NOTE 3 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at December 31, 2007 consisted of the following:

Note payable dated May 2, 2000, bearing interest at 12% per annum and due in January 2001. This note payable is currently in default.	$222,192
Note payable dated June 26, 2001, bearing interest at 20% per annum and due June 26, 2002. This note payable is currently in default.	50,000
Note payable dated July 5, 2001, bearing interest at 15% per annum and due in September 2001. This note payable is currently in default.	8,076
Note payable dated April 3, 2000 assumed in acquisition of Branax, bearing interest at 12% per annum and due in July 2000. This note payable is currently in default.	15,000
Note payable dated December 29, 1998 assumed in acquisition of Branax, bearing interest at 7% per annum and due in March 1999. This note payable is currently in default.	28,083
Note payable dated December 18, 2000 assumed in acquisition of Branax, bearing interest at 8% per annum and due in January 2002. This note payable is currently in default.	3,000
9 Note payable dated April 24, 2002, bearing no interest and due in September 2002. This note payable is currently in default.	8,000
Note payable dated December 12, 2002, bearing interest of $1,500 due at maturity in January 2003. This note payable is currently in default.	26,650
Note payable dated December 2, 2002, bearing interest of $2,000 due at maturity in February 2003. This note payable is currently in default.	10,000
Note payable dated December 16, 2002, bearing interest of $8,250 due at maturity in May 2003. This note payable is currently in default.	25,000
Notes payable dated Dec.19, Oct. 7, Oct. 28, 2002, bearing interest of $4,000 due at maturity in May and July 2003. These notes payable are currently in default.	21,002
Note payable dated January 23, 2003, bearing interest of $3,000 plus $1,950 for 60 day renewal, due in June 2003. This note payable is currently in default.	15,000

Note payable dated Dec 18, 2002 and Feb 13, 2003, bearing interest of $5,000 plus $3,250 for 60 day renewal and $4,000, respectively, due in May 2003. These notes payable are currently in default.	45,000
Note payable dated June 1, 2003, bearing interest at 10%, due in December 2003. This note payable is currently in default.	15,231
Note payable dated December 9, 2003, bearing interest of $5,000 plus $5,000 for a 90 day renewal due June 2004.This note payable is currently in default.	30,000
Note payable dated December 17, 2003, bearing interest of $2,500 due in March 16, 2004. This note payable is currently in default.	15,000
Note payable dated December 18, 2003, bearing interest of $5,000 Plus $5,000 for a 90 day renewal due June 2004. This note payable is currently in default.	28,043
Note payable dated December 24, 2003, bearing interest of $5,000 due March 23, 2004. This note payable is currently in default.	30,000
Note payable dated January 29, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal due July 2004. This note payable is currently in default.	13,475
Note payable dated February 25, 2004, April 27, 2004 and June 8, bearing interest of $5,000, $1,250 and $2,500 due August 2004, July 2004 and October 2004, respectively. These note payables are currently in default.	37,500
Note payable dated March 11, 2004 and May 7, 2004, bearing interest of $1,250 and $1,250, due June 2004 and July 2004, respectively. These note payables are currently in default.	11,658
Note payable dated March 28, 2004, bearing interest of $2,500 plus $2,500 for a 90 day renewal, due September 24, 204. This note payable is currently in default.	14,730

Note payable dated August 21, 2006, bearing interest at 15% per annum, due on February 21, 2008	81,773
Note payable, bearing interest of 15%, due April 20, 2007. This note payable is currently in default.	20,496
Note payable dated January 1, 2006, bearing interest of 15%, due September 30, 2006.	33,750
Note payable dated September 24, 2007, bearing interest of 10%, due November 23, 2007	10,000
$818,659

NOTE 4- CONVERTIBLE DEBT

On November 16, 2005, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, LP and hereinafter, “YA Global”).  The terms of this agreement provide for the Company to issue up to $1,200,000 in convertible debentures to YA Global and to issue to YA Global a warrant to purchase 120,000,000 shares of the Company’s common stock for $0.01 per share.  The convertible debentures can be converted into shares of the Company’s common stock at the option of YA Global at a conversion price of the lesser of $0.03 or 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date.  On November 16, 2005, the Company issued a convertible debenture to YA Global in the amount of $700,000 and on December 21, 2005, the Company issued another convertible debenture to YA Global in the amount of $500,000. The Company received net proceeds of $638,049 under the secured convertible debentures.   The total net proceeds take into account estimated expenses in the amount of $80,000, the payment of $350,000 to YA Global for the repayment of the prior note issued to YA Global on February 9, 2005, accrued interest of $41,057 and $90,894 in structuring and commitment fees.  The convertible debentures are secured by substantially all of the Company’s assets and accrue interest at 10% per annum.  YA Global has the ability to foreclose on the Company’s assets if an event of default occurs pursuant to the underlying documents and is not remedied by the Company or waived by YA Global.  The secured convertible debentures are due on November 16, 2008.  Also, on November 16, 2005, the Company issued a warrant to YA Global to purchase 120,000,000 shares of the Company’s common stock for $0.01 per share.  The warrant expires five years from the date of issuance.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $663,588 at December 31, 2007 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction and all other non-employee options and warrants have been reported as liability at December 31, 2007 in the accompanying balance sheet with an aggregate fair value of $1,340,346. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate using the US Treasury bond equivalent yield (3.05% - 3.70%) consistent with the warrant term, volatility of 195% and expected term of 1.0 to 2.9 years.   The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss.

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

Below is a rollforward of the convertible debentures outstanding at December 31, 2007:

Balance at September 30, 2007	$10,314,845
Additions	285,000
Repayments	(12,000)
Converted to equity	(206,500)
Balance at December 31, 2007	$10,381,345

A summary of the convertible notes and related discounts is below:

Total
Gross convertible debentures	10,381,345
Debt discounts	(272,522)
Deferred finders’ fee	(264,603)
Net	9,844,220

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended December 31, 2007, the Company issued:

•

18,125,000 shares of common stock in exchange for debt totaling $206,500;

•

524,546 shares of common stock in accrued interest totaling $5,770;

•

400,000 shares of common stock in exchange for accounts payable totaling $6,363;

•

6,391,605 shares that the Company previously committed to issue;

•

700,000 shares of common stock for services rendered totaling $12,600; and

•

10,000,000 shares of common stock in exchange for cash totaling $100,000

Stock to be Issued

At December 31, 2007, the Company had committed to issue 4,930,404 shares of its common stock valued at $675,953.

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

As of December 31, 2007, there were no options outstanding under this plan.

Stock Purchase Warrants

During the three months ended December 31, 2007, the Company did not issue any warrants to purchase shares of the Company’s common stock.

The following table summarizes information about the warrants outstanding at December 31, 2007:

	Warrants	Average Exercise Price
Outstanding, September 30, 2007	129,299,269	$0.01
Expired/Forfeited in FY 2008	(6,495,769)	$0.02
Outstanding, December 31, 2007	122,803,500	$0.01

The intrinsic value of the outstanding warrants at December 31, 2007 was $0.

Weighted-Average Remaining Contractual Life	2.84
Range of Exercise Prices	$0.01-0.1
Weighted-Average Exercise Price of Warrants Outstanding	$0.01
Weighted Average Exercise Price of Warrants Exercisable	$0.01

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

A lawsuit was filed by a former consultant of the Company in October 2007 at the Los Angeles Central District Court House. The lawsuit seeks to allege a cause of action against Pop N Go and its CEO, Mel Wyman, for breach of contract and fraud. The company denies any monies are owed and is vigorously contesting the allegations in the complaint. The Company filed an answer and a cross-complaint which alleges that the former consultant breached a fiduciary duty he owed to Company while acting in the capacity of an escrow holder.  The company does not believe that the plaintiff will prevail as it is unlikely plaintiff can prove his claims.

A lawsuit was filed in December 2007 against the company and its CEO, Mel Wyman, for breach of contract at the Superior Court in Pomona.  The plaintiff alleges that it entered into an agreement with the company to pay plaintiff $50,450 for advertisement.  The company is vigorously contesting the allegations and does not believe plaintiff will prevail in this litigation, although it is too early at this stage of the proceeding to predict.

NOTE 7 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At December 31, 2007, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the year ended December 31, 2007, the company recorded imputed interest at 12%.

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

The Company also has accrued consulting to another shareholder of the Company. At December 31, 2007, total accrued consulting expenses to shareholders amounts to $545,869.

NOTE 8 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings).  During the three months ended December 31, 2007 or 2006, the Company did not operate the flavoring segment.

The Company operates domestically as well as internationally.  The Company sells its machines to various countries including Australia, and others in North America, Europe, Asia and South America.  The Company operates its revenue sharing program at this time domestically and currently has no long lived assets outside of the United States.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to period ending 12-31-07, the company issued $55,000 in new convertible debentures with a conversion rate of $0.02 and earning interest at 12%.

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

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company’s ability to continue as a going concern for the year ended September 30, 2006 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on 63% of its convertible debentures and 90% of the short-term note payables. The Company owes delinquent payroll taxes of $155,729, which accrued prior to September 2002.

The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

We have a working capital deficit of $17,077,369 at December 31, 2007, which means that our current liabilities exceeded our current assets on December 31, 2007 by that amount.

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

Results of Operations

Three Months Ended December 31, 2007 Compared To Three Months Ended December 31, 2006

The Company incurred a net loss of $632,235 for the three months ended December 31, 2007 as compared to a net loss of $2,517,751 for the three months ended December 31, 2006.  This loss represents a loss from operations of $338,960 and $797,300 for the three months ended December 31, 2007 and 2006, respectively.

Total equipment sales for the three months ended December 31, 2007 were $255,897 as compared to $7,595 for the three months ended December 31, 2006.  The increase is due to the Company’s focus on expanding the marketing of the revenue share program and beginning to sell its popcorn machines.

Total cost of goods sold for equipment sales was $116,633 (45.6% of sales) and $2,969 (39.1% of sales) for the three months ended December 31, 2007 and 2006.

Total revenue share income for the three months ended December 31, 2007 was $12,759 as compared to $21,911 for the three months ended December 31, 2006.  This represents a decrease in revenue share income of 41.8% over the three months ended December 31, 2006. This decrease was primarily due to the Company’s focus on expanding the marketing and sales of its popcorn machines.

Total cost of goods sold for revenue share income for the three months ended December 31, 2007 was $7,785 (61.0% of sales) as compared to $9,556 (43.6% of sales) for the three months ended December 31, 2006.  This decrease was due to maintaining machines as fewer machines were deployed during the period.

Total operating expenses consist primarily of general and administrative expenses.  For the three months ended December 31, 2007, total general and administrative expenses were $483,198 as compared to $814,281 for the three months ended December 31, 2006. This represents a 40.7% decrease over the same period in the prior three months.  This decrease is primarily a result of lower consulting, legal and marketing expenses that were incurred in previous year for the negotiations with China to manufacture equipment.

Other expenses decreased from $1,719,651 for the three months ended December 31, 2006 to $293,275 for three months ended December 31, 2007, which represents an 82.9% decrease.  The decrease is principally due to the change in the fair value of the warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to YA Global Investments, L.P.and the beneficial conversion feature embedded in the convertible debt.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $41,747 as compared to cash and cash equivalents of $425,640 as of December 31, 2006.  At December 31, 2007, we had a working capital deficiency (total current liabilities in excess of total current assets) of ($17,077,369) as compared to a working capital deficiency (total current liabilities in excess of current assets) of ($16,327,723) as of December 31, 2006.  This increase in working capital deficiency was due to the increase in convertible debentures.

Net cash used in operating activities was $286,151 for three months ended December 31, 2007, as compared to the net cash of $906,490 used in operating activities for the three months ended December 31, 2006.

As shown in the consolidated financial statements, during the three months ended December 31, 2007, the three months ended December 31, 2007, and the Company’s accumulated deficit was $37,368,764 as of December 31, 2007.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. Should the Company be unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

During the three months ended December 31, 2007, the Company issued:

•

18,125,000 shares of common stock in exchange for debt totaling $206,500;

•

524,546 shares of common stock in accrued interest totaling $5,770;

•

400,000 shares of common stock in exchange for accounts payable totaling $6,363;

•

6,391,605 shares that the Company previously committed to issue;

•

700,000 shares of common stock for services rendered totaling $12,600; and

•

10,000,000 shares of common stock in exchange for cash totaling $100,000

On November 16, 2005, we entered into a Securities Purchase Agreement pursuant to which we sold to YA Global Investments, L.P. (f/k/a Cornell Capital Partners, LP and hereinafter, “YA Global”).   convertible debentures in the aggregate principal amount of $1,200,000 pursuant to the terms of the secured convertible debentures and related financing agreements.  The November 2005 secured convertible debentures in the principal amount of $1,200,000 consolidated prior convertible debentures and promissory notes issued to YA Global and included new additional convertible debentures, as described below.  On February 9, 2005, we issued to YA Global a promissory note in the principal amount of $350,000, which accrued interest at 12% per annum (the “ February 2005 Note ”).  The February 2005 Note was issued to consolidate the following: (i) a 5% convertible debenture in the original principal amount of $70,000 issued on May 17, 2004; (ii) a 5% convertible debenture in the original principal amount of $70,000 issued on July 22, 2004; (iii) a 5% convertible debenture in the original principal amount of $60,000 issued on September 13, 2004, and (iv) a November 24, 2004, 12% promissory note in the original principal amount of $150,000.  On November 16 2005, the principal amount of the February 2005 Note plus accrued and unpaid interest was $350,000 in principal plus $41,057.  On November 16, 2005, pursuant to the Securities Purchase Agreement, we surrendered the February 2005 Note for conversion into the convertible debentures and purchased additional convertible debentures for the total purchase price of $1,200,000.

Out of the total principal amount of $1,200,000, we received gross proceeds of $700,000 in November 2005 and $500,000 on December 21, 2005.  We received net proceeds of $638,049 under the secured convertible debentures.   The total net proceeds take into account estimated expenses in the amount of $80,000, the payment of $350,000 to YA Global,   for the repayment of the prior note issued to YA Global on February 9, 2005, accrued interest of $41,057 and $90,894 in structuring and commitment fees.  The convertible debentures are secured by substantially all of our assets and accrue interest at 10% per annum.  The secured convertible debentures are due on November 16, 2008. YA Global is entitled, at its option, to convert and sell all or any part of the principal amount of the convertible debentures, plus any and all accrued interest, into shares of common stock at a price equal to the lesser of (i) $0.03 and (ii) eighty percent (80%) of the lowest volume weighted average price of the common stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP.

We currently have $10,381,345 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to YA Global. Of those debentures, $6,752,935, or 63% of the total convertible debentures, is in default.

Convertible Debentures and Promissory Notes

We are attempting to become current on our obligations by converting the debentures and promissory notes to common stock and issuing long-term promissory notes. We currently have $10,381,345 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to YA Global. Of those debentures, $6,752,935 or 63% of the total convertible debentures, is in default. We also have short term notes in the amount of $818,659. We are in default on a significant majority of these notes and in addition we are also in default on a promissory note we issued to Branax, LLC in the amount of $240,000. We have been in discussions with holders of a majority of these obligations, and have requested renewals by offering a conversation rate more acceptable with today's market value. We have not yet been able to bring these obligations current and the repayment obligations under the defaulted debentures and notes can be accelerated at any time by the holders of the notes.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

A lawsuit was filed by a former consultant of the Company in October 2007 at the Los Angeles Central District Court House. The lawsuit seeks to allege a cause of action against Pop N Go and its CEO, Mel Wyman, for breach of contract and fraud. The company denies any monies are owed and is vigorously contesting the allegations in the complaint. The Company filed an answer and a cross-complaint which alleges that the former consultant breached a fiduciary duty he owed to Company while acting in the capacity of an escrow holder.  The company does not believe that the plaintiff will prevail as it is unlikely plaintiff can prove his claims.

A lawsuit was filed in December 2007 against the company and its CEO, Mel Wyman, for breach of contract at the Superior Court in Pomona.  The plaintiff alleges that it entered into an agreement with the company to pay plaintiff $50,450 for advertisement.  The company is vigorously contesting the allegations and does not believe plaintiff will prevail in this litigation, although it is too early at this stage of the proceeding to predict.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default in the repayment of principal on approximately $6,572,935 or 63% of our convertible debentures and are in default in the repayment of principal on approximately 90% of our short-term notes.

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

POP N GO, INC.

/s/ Melvin Wyman
Melvin Wyman	February 22,, 2008
Chief Executive Officer and
Sole Director