Form 10QSB/A
period 2007-12-31
POP N GO INC
filed 2008-02-27
CIK 1071819

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

POP N GO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POP N GO, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

December 31,
2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,747
Accounts receivable, net of allowance of $32,230	32,435
Inventory	41,677
Prepaid expenses and other current assets	12,664

TOTAL CURRENT ASSETS	128,523

RENTAL INVENTORY, net	59,151

TOTAL ASSETS	$187,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$657,084
Accrued liabilities	182,812
Consulting fee payable - related parties	416,669
Debenture interest payable	2,844,040
Accrued payroll and payroll taxes	162,119
Customer deposits	36,355
Loan payable - related party	240,000
Short-term note payable	818,659
Convertible debt, net	9,844,220
Warrant liability	1,340,346
Accrued derivative liability	663,588

TOTAL CURRENT LIABILITIES	17,205,892

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 900,000,000 shares
authorized; 348,815,982 shares issued and outstanding	348,816
Common stock to be issued	675,953
Additional paid-in capital	19,360,975
Prepaid consulting	(35,198)
Accumulated deficit	(37,368,764)

TOTAL STOCKHOLDERS' DEFICIT	(17,018,218)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$187,674

The accompanying notes are an integral part of these unaudited consolidated financial statements

POP N GO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2007	2006

SALES
Equipment sales	$255,897	$7,595
Revenue share income	12,759	21,911

TOTAL SALES	268,656	29,506

COST OF GOODS SOLD
Cost of goods sold- equipment	116,633	2,969
Cost of goods sold -revenue share income	7,785	9,556

TOTAL COST OF REVENUES	124,418	12,525

GROSS PROFIT	144,238	16,981

OPERATING EXPENSES
Selling, general and administrative	482,398	814,281

LOSS FROM OPERATIONS	(338,160)	(797,300)

OTHER INCOME (EXPENSES):
Interest expense and financing costs	(599,609)	(683,399)
Beneficial conversion feature	(175,060)	(618,481)
Change in fair value of warrant and derivative liabilities	481,395	(421,294)
Other	-	3,523

TOTAL OTHER EXPENSE	(293,275)	(1,719,651)

LOSS BEFORE PROVISION FOR INCOME TAXES	(631,435)	(2,516,951)

PROVISION FOR INCOME TAXES	(800)	800

NET LOSS	$(632,235)	$(2,517,751)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	340,747,347	229,113,492

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

The Company also has accrued consulting to another shareholder of the Company. At December 31, 2007, total accrued consulting expenses to shareholders amounts to $416,669.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this filing:

Exhibit No	Description	Location

31.1	Amended Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Amended Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended Report to be signed in its behalf by the undersigned, thereunto duly authorized.

POP N GO, INC.

/s/ Melvin Wyman
Melvin Wyman	February 27, 2008
Chief Executive Officer and
Sole Director