Form 10-Q
period 2008-03-31
POP N GO INC
filed 2008-05-20
CIK 1071819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 20, 2008 - 420,009,732 shares of common stock

________________

Transitional Small Business Disclosure Format:   Yes [   ]   No [X ]

POP N GO, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

March 31,
2008
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,124
Accounts receivable, net of allowance of $0	1,071
Inventory	36,868
Prepaid expenses and other current assets	10,357

TOTAL CURRENT ASSETS	58,420

RENTAL INVENTORY, net	55,578

TOTAL ASSETS	$113,998

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$772,844
Accrued liabilities	149,881
Consulting payable - related parties	440,339
Debenture interest payable	3,244,197
Accrued payroll and payroll taxes	178,300
Customer deposits	185,855
Loan payable - related party	240,000
Short-term note payable	818,659
Convertible debt, net	10,125,074
Warrant liability	193,768
Accrued derivative liability	612,749

TOTAL CURRENT LIABILITIES	16,961,666

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 900,000,000 shares
authorized; 382,240,982 shares issued and outstanding	382,241
Common stock to be issued	675,953
Additional paid-in capital	19,370,350
Prepaid consulting	(30,370)
Accumulated deficit	(37,245,842)

TOTAL STOCKHOLDERS' DEFICIT	(16,847,668)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$113,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SALES
Equipment sales	$21,598	$118,645	$277,495	$126,240
Revenue share income	8,137	15,516	20,896	37,427

TOTAL SALES	29,735	134,161	298,391	163,667

COST OF GOODS SOLD
Cost of goods sold - equipment	17,324	90,114	133,957	93,083
Cost of goods sold - revenue share income	4,930	13,207	12,715	22,763

TOTAL COST OF REVENUES	22,254	103,321	146,672	115,846

GROSS PROFIT	7,481	30,840	151,719	47,821

OPERATING EXPENSES
Selling, general and administrative	418,002	507,087	900,400	1,322,168

LOSS FROM OPERATIONS	(410,521)	(476,247)	(748,681)	(1,274,347)

OTHER INCOME (EXPENSES):
Interest expense and financing costs	(557,798)	(655,016)	(1,157,407)	(1,338,415)
Beneficial conversion feature	(106,177)	(598,461)	(281,237)	(1,216,942)
Change in fair value of warrant and derivative liabilities	1,197,418	1,019,113	1,678,812	597,819
Loss on settlement of debt	-	-	-	-
Impairment of note receivable	-	-	-	-
Other	-	3,809	-	7,332

TOTAL OTHER INCOME (EXPENSE)	533,443	(230,555)	240,168	(1,950,206)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	122,922	(706,802)	(508,513)	(3,224,553)

PROVISION FOR INCOME TAXES	-	-	800	-

NET INCOME (LOSS)	$122,922	$(706,802)	(509,313)	$(3,224,553)

LOSS PER SHARE - BASIC AND DILUTED	$0.00	$(0.00)	(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	356,362,136	265,125,426	348,512,078	246,921,591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(509,313)	$(3,224,553)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,461	11,819
Beneficial conversion feature	281,237	1,216,942
Amortization of deferred finders fees	316,777	644,769
Fair value of warrants issued for services	-	25,518
Shares issued (to be issued) for services	21,975	163,000
Change in fair value of warrant and derivative liabilities	(1,678,812)	(597,819)
Amortization of prepaid consulting fees	(2,830)	33,456
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	36,089	(36,401)
Inventory	143,372	(154,210)
Prepaid expenses and other current assets	3,010	77,729
Increase (decrease) in:
Accounts payable	80,344	37,193
Accrued liabilities	24,144	(20,527)
Accrued consulting - related party	45,265	26,965
Debenture interest payable	665,825	300,702
Accrued payroll and payroll taxes	19,557	8,667
Customer deposits	149,500	-

Net cash used in operating activities	(396,399)	(1,486,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	-	(49,000)
Payments for furniture and equipment and rental equipment	-	(82,169)

Net cash used in investing activities	-	(131,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures, net	215,225	1,064,568
Payment of convertible debentures and notes payable	(12,000)	(45,235)
Proceeds from sale of common stock	100,000	1,000
Net cash provided by financing activities	303,225	1,020,333

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(93,174)	(597,586)

CASH AND CASH EQUIVALENTS, beginning of period	103,298	751,457

CASH AND CASH EQUIVALENTS, end of period	$10,124	$153,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

UNAUDITED

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2008, the Company issued (1) 51,550,000 shares of common stock in exchange for debt totaling $249,300; (2) 524,546 shares of common stock in accrued interest totaling $5,770; (3) 400,000 shares of common stock in exchange for accounts payable totaling $6,363; and (4) 5,391,605 shares that the Company previously committed to issue.

During the six months ended March 31, 2007, the Company (1) issued 21,875,050 shares of common stock for the conversion debt and accrued interest of $520,424; (2) issued 2,000,000 shares of common stock for a deposit on the MRI acquisition; (3) issued 17,700,028 shares that the Company had previously committed to issue, and (4) 2,000,000 shares of common stock for consulting services valued at $150,000.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pop N Go, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results of the six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending September 30, 2008.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At March 31, 2008, the Company had 122,803,500 warrants outstanding that were anti-dilutive.  In addition, the Company has convertible debentures that could be converted into 124,567,783 shares of the Company’s common stock.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance in the aggregate of $0 and $230 for the six month periods ended March 31, 2008 and 2007, respectively for accounts it considers uncollectible. Management believes this to be sufficient to account for all uncollectible accounts.

Inventories

Inventories consist of small parts and supplies to be used in the manufacturing process of machines held for resale, work in process, and finished goods. Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

Prepaid Consulting

Prepaid consulting relates to amounts paid to consultants with the Company’s common stock.  The value of the consulting services is being expensed over the terms of the consulting agreements.

Rental equipment

Rental equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of seven years. Depreciation expense was $7,461 and $11,819 for the six months ended March 31, 2008 and 2007, respectively.

Customer Deposits

As of March 31, 2008, customers had paid deposits totaling $185,855 to the Company for machines which had not been delivered and for services not fully performed as of that date. In accordance with these agreements, the Company is required to operate, service, insure, maintain, keep in good repair, stock and supply its product for machines over the agreement term. Revenue on the sale of these machines will be recognized when the equipment is shipped.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the six months ended March 31, 2008 and 2007 were insignificant.

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

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

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

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2008 the Company did not have amounts in bank accounts in excess of FDIC insurance limit.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment during the six months March 31, 2008 and 2007.

Reclassifications

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform to report classifications of the current period.

Recently Issued Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company is currently evaluating its assets and liabilities that are required to be presented on the balance sheet at fair value.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six months ended March 31, 2008, the Company incurred net losses of $509,313.  In addition, the Company had a negative cash flow in operating activities amounting $396,399 in the six months ended March 31, 2008, and the Company’s accumulated deficit was $37,245,842 as of March 31, 2008.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

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

Short-term notes payable at March 31, 2008 consisted of the following:

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

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

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

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

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
$818,659

NOTE 4- CONVERTIBLE DEBT

On November 16, 2005, the Company entered into a Securities Purchase Agreement with YA Global Investments, LP. (f/n/a Cornell Capital Partners, LP and hereinafter, “YA Global”).  The terms of this agreement provide for the Company to issue up to $1,200,000 in convertible debentures to YA Global and to issue to YA Global a warrant to purchase 120,000,000 shares of the Company’s common stock for $0.01 per share.  The convertible debentures can be converted into shares of the Company’s common stock at the option of YA Global at a conversion price of the lesser of $0.03 or 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date.  On November 16, 2005, the Company issued a convertible debenture to YA Global in the amount of $700,000 and on December 21, 2005, the Company issued another convertible debenture to YA Global in the amount of $500,000. The Company received net proceeds of $638,049 under the secured convertible debentures.   The total net proceeds take into account estimated expenses in the amount of $80,000, the payment of $350,000 to YA Global for the repayment of the prior note issued to YA Global on February 9, 2005, accrued interest of $41,057 and $90,894 in structuring and commitment fees.  The convertible debentures are secured by substantially all of the Company’s assets and accrue interest at 10% per annum.  YA Global has the ability to foreclose on the Company’s assets if an event of default occurs pursuant to the underlying documents and is not remedied by the Company or waived by YA Global.  The secured convertible debentures are due on November 16, 2008.  Also, on November 16, 2005, the Company issued a warrant to YA Global to purchase 120,000,000 shares of the Company’s common stock for $0.01 per share.  The warrant expires five years from the date of issuance.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $612,749 at March 31, 2008 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction and all other non-employee options and warrants have been reported as liability at March 31, 2008 in the accompanying balance sheet with an aggregate fair value of $193,768. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate using the US Treasury bond equivalent yield (1.62% - 2.88%) consistent with the warrant term, volatility of 272% and expected term of 0.8 to 2.6 years.   The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $300,000 and

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

$3,479,963, respectively.  The first $1,200,000 of these discounts has been shown as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $2,579,963 has been shown as financing costs in the accompanying statement of operations.

Below is a rollforward of the convertible debentures outstanding at March 31, 2008:

Balance at September 30, 2007	$10,314,845
Additions	375,000
Repayments	(12,000)
Converted to equity	(249,300)
Balance at March 31, 2008	$10,428,545

A summary of the convertible notes and related discounts is below:

Total
Gross convertible debentures	10,428,545
Debt discounts	(166,345)
Deferred finders’ fee	(137,126)
Net	10,125,074

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended March 31, 2008, the Company issued:

•

51,550,000 shares of common stock in exchange for debt totaling $249,300;

•

524,546 shares of common stock in accrued interest totaling $5,770;

•

400,000 shares of common stock in exchange for accounts payable totaling $6,363;

•

5,391,605 shares that the Company previously committed to issue;

•

700,000 shares of common stock for services rendered totaling $12,600; and

•

11,000,000 shares of common stock in exchange for cash totaling $100,000

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

Stock to be Issued

At March 31, 2008, the Company had committed to issue 6,035,404 shares of its common stock valued at $675,953.

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

As of March 31, 2008, there were no options outstanding under this plan.

Stock Purchase Warrants

During the six months ended March 31, 2008, the Company did not issue any warrants to purchase shares of the Company’s common stock.

The following table summarizes information about the warrants outstanding at March 31, 2008:

	Warrants	Average Exercise Price
Outstanding, September 30, 2007	129,299,269	$0.01
Expired/Forfeited in FY 2008	(6,495,769)	$0.02
Outstanding, March 31, 2008	122,803,500	$0.01

The intrinsic value of the outstanding warrants at March 31, 2008 was $0.

Weighted-Average Remaining Contractual Life	2.59
Range of Exercise Prices	$0.01-0.1
Weighted-Average Exercise Price of Warrants Outstanding	$0.01
Weighted Average Exercise Price of Warrants Exercisable	$0.01

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

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

A lawsuit was filed in December 2007 against the company and its CEO, Mel Wyman, for breach of contract at the Superior Court in Pomona.  The plaintiff alleges that it entered into an agreement with the company to pay plaintiff $50,450 for advertisement.  The company is vigorously contesting the allegations and does not believe plaintiff will prevail in this litigation, although it is too early at this stage of the proceeding to predict.   A change of venue was filed and the Company will re-answer complaint at new courthouse.

A lawsuit was filed in May 2008 at the Los Angeles Superior Court alleging that the Company owes money to the plaintiff based on a debenture bond issued by the Company and seeks to recover $55,565.  The Company denies that it owes plaintiff the amount and intends to file an answer to the complaint.  The company also intends to contest the validity of the claim and believes it will be able to settle this lawsuit.

NOTE 7 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At March 31, 2008, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the year ended March 31, 2008, the company recorded imputed interest at 12%.

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

The Company also has accrued consulting to another shareholder of the Company. At March 31, 2008, total accrued consulting expenses to shareholders amounts to $440,339.

NOTE 8 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings).  During the six months ended March 31, 2008 or 2007, the Company operated only one segment and did not operate the flavoring segment.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

On April 16, 2008, the Company converted debt on the Secured Debenture for $18,700 with the issuance of 18,700,000 shares of common stock.

On April 24, 2008, the Company rescinded a previously recorded transaction to have 556,250 shares voided and returned to the treasury.

On May 15, 2008, the Company converted debt on its Secured Debenture for $19,625 with the issuance of 19,625,000 shares of common stock. See Note 4 for a description of the terms of the Secured Debenture.

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

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company’s ability to continue as a going concern for the year ended September 30, 2007 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on 70% of its convertible debentures and 100% of the short-term note payables. The Company owes delinquent payroll taxes of $155,729, which accrued prior to September 2002.

The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

We have a working capital deficit of $16,903,246 at March 31, 2008, which means that our current liabilities exceeded our current assets on March 31, 2008 by that amount.

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

Results of Operations

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

The Company generated net income of $122,922 for the three months ended March 31, 2008 as compared to a net loss of $706,802 for the three months ended March 31, 2007.  This represents a loss from operations of $411,321 and $476,247 for the three months ended March 31, 2008 and 2007, respectively.

Total equipment sales for the three months ended March 31, 2008 were $21,598 as compared to $118,645 for the three months ended March 31, 2007.  The decrease is due to the Company’s deferral of approximately $150,000 in revenue for sale of equipment in the current quarter that has not yet been delivered at March 31, 2008.

Total cost of goods sold for equipment sales was $17,324 (58.3% of sales) and $90,114 (67.2% of sales) for the three months ended March 31, 2008 and 2007.  The decrease is due to the Company’s deferral of approximately $150,000 in revenue for sale of equipment in the current quarter that has not yet been delivered at March 31, 2008.

Total revenue share income for the three months ended March 31, 2008 was $8,137 as compared to $15,516 for the three months ended March 31, 2007.  This represents a decrease in revenue share income of 47.6% over the three months ended March 31, 2007. This decrease was primarily due to the Company’s moving away from revenue share business and growing its managed equipment business.

Total cost of goods sold for revenue share income for the three months ended March 31, 2008 was $4,930 (16.6% of sales) as compared to $13,207 (9.8% of sales) for the three months ended March 31, 2007. This decrease was primarily due to the Company’s moving away from revenue share business and growing its managed equipment business.

Total operating expenses consist primarily of general and administrative expenses.  For the three months ended March 31, 2008, total general and administrative expenses were $418,002 as compared to $507,087 for the three months ended March 31, 2007. This represents a 17.6% decrease over the same period in the prior three months.  This decrease is primarily a result of lower consulting, legal and marketing expenses that were incurred in previous year for the negotiations with China to manufacture equipment.

Other income (expenses) increased from ($230,555) for the three months ended March 31, 2007 to $533,443 for three months ended March 31, 2008, which represents a 313.7% increase.  The increase is principally due to the change in the fair value of the warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to YA Global Investments, L.P. (f/n/a Capital Partners, LP and hereinafter, “YA Global”)  and the beneficial conversion feature embedded in the convertible debt.

Six Months Ended March 31, 2008 Compared To Six Months Ended March 31, 2007

The Company incurred a net loss of $509,313 for the six months ended March 31, 2008 as compared to a net loss of $3,224,553 for the six months ended March 31, 2007.  This represents a loss from operations of $749,481 and $1,274,347 for the six months ended March 31, 2008 and 2007, respectively.

Total equipment sales for the six months ended March 31, 2008 were $277,495 as compared to $126,240 for the six months ended March 31, 2007.   The increase is due to the Company’s focus on expanding the marketing of the managed equipment sales program and beginning to sell its popcorn machines.

Total cost of goods sold for equipment sales was $133,957 (44.9% of sales) and $93,083 (56.9% of sales) for the six months ended March 31, 2008 and 2007.  The increase is due to the Company’s focus on expanding the marketing of the managed equipment sales program and beginning to sell its popcorn machines.

Total revenue share income for the six months ended March 31, 2008 was $20,896 as compared to $37,427 for the six months ended March 31, 2007.  This represents a decrease in revenue share income of 44.2% over the six months ended March 31, 2007. This decrease was primarily due to the Company’s moving away from revenue share business and growing its managed equipment business.

Total cost of goods sold for revenue share income for the six months ended March 31, 2008 was $12,715 (4.3% of sales) as compared to $22,763 (13.9% of sales) for the six months ended March 31, 2007.  This decrease was due to the Company’s moving away from revenue share business and growing its managed equipment business.

Total operating expenses consist primarily of general and administrative expenses.  For the six months ended March 31, 2008, total general and administrative expenses were $900,400 as compared to $1,322,168 for the six months ended March 31, 2007. This represents a 31.9% decrease over the same period in the prior six months.  This decrease is primarily a result of lower consulting, legal and marketing expenses that were incurred in previous year for the negotiations with China to manufacture equipment.

Other income (expenses) increased from ($1,950,206) for the six months ended March 31, 2007 to $240,618 for six months ended March 31, 2008, which represents a 112.8% increase.  The increase is principally due to the change in the fair value of the warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to YA Global and the beneficial conversion feature embedded in the convertible debt.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $10,124 as compared to cash and cash equivalents of $153,871 as of March 31, 2007.  At March 31, 2008, we had a working capital deficiency (total current liabilities in excess of total current assets) of $16,903,246 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $16,154,707 as of March 31, 2007.  This increase in working capital deficiency was due to the increase in convertible debentures.

Net cash used in operating activities was $396,399 for six months ended March 31, 2008, as compared to the net cash of $1,486,750 used in operating activities for the six months ended March 31, 2007.

As shown in the consolidated financial statements, the Company’s accumulated deficit was $37,245,842 as of March 31, 2008.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

During the six months ended March 31, 2008, the Company issued:

•

51,550,000 shares of common stock in exchange for debt totaling $249,300;

•

524,546 shares of common stock in accrued interest totaling $5,770;

•

400,000 shares of common stock in exchange for accounts payable totaling $6,363;

•

5,391,605 shares that the Company previously committed to issue;

•

700,000 shares of common stock for services rendered totaling $12,600; and

•

11,000,000 shares of common stock in exchange for cash totaling $100,000

On November 16, 2005, we entered into a Securities Purchase Agreement pursuant to which we sold to YA Global Investments, L.P. (f/n/a Cornell Capital Partners, LP and hereinafter, “YA Global”) convertible debentures in the aggregate principal amount of $1,200,000 pursuant to the terms of the secured convertible debentures and related financing agreements.  The November 2005 secured convertible debentures in the principal amount of $1,200,000 consolidated prior convertible debentures and promissory notes issued to YA Global  and included new additional convertible debentures, as described below.  On February 9, 2005, we issued to YA Global a promissory note in the principal amount of $350,000, which accrued interest at 12% per annum (the “ February 2005 Note ”).  The February 2005 Note was issued to consolidate the following: (i) a 5% convertible debenture in the original principal amount of $70,000 issued on May 17, 2004; (ii) a 5% convertible debenture in the original principal amount of $70,000 issued on July 22, 2004; (iii) a 5% convertible debenture in the original principal amount of $60,000 issued on September 13, 2004, and (iv) a November 24, 2004, 12% promissory note in the original principal amount of $150,000.  On November 16 2005, the principal amount of the February 2005 Note plus accrued and unpaid interest was $350,000 in principal plus $41,057.  On November 16, 2005, pursuant to the Securities Purchase Agreement, we surrendered the February 2005 Note for conversion into the convertible debentures and purchased additional convertible debentures for the total purchase price of $1,200,000.

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

We currently have $10,428,545 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to YA Global. Of those debentures, $7,305,584, or 70% of the total convertible debentures, is in default as of March 31, 2008.

Convertible Debentures and Promissory Notes

We are attempting to become current on our obligations by converting the debentures and promissory notes to common stock and issuing long-term promissory notes. We currently have $10,428,545 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to YA Global. Of those debentures, $7,305,584 or 70% of the total convertible debentures is in default. We also have short term notes in the amount of $818,659. We are in default on a significant majority of these notes and in addition we are also in default on a promissory note we issued to Branax, LLC in the amount of $240,000. We have been in discussions with holders of a majority of these obligations, and have requested renewals by offering a conversation rate more acceptable with today's market value. We have not yet been able to bring these obligations current and the repayment obligations under the defaulted debentures and notes can be accelerated at any time by the holders of the notes.

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

(b)

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of Pop N Go’s internal controls during the Company’s last fiscal quarter, Pop N Go’s Principal Executive Officer/Principal Accounting Officer (one person) has determined that there are no changes to Pop N Go’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

A lawsuit was filed in December 2007 against the company and its CEO, Mel Wyman, for breach of contract at the Superior Court in Pomona.  The plaintiff alleges that it entered into an agreement with the company to pay plaintiff $50,450 for advertisement.  The company is vigorously contesting the allegations and does not believe plaintiff will prevail in this litigation, although it is too early at this stage of the proceeding to predict.   A change of venue was filed and the Company will re-answer complaint at new courthouse.

A lawsuit was filed in May 2008 at the Los Angeles Superior Court alleging that the Company owes money to the plaintiff based on a debenture bond issued by the Company and seeks to recover $55,565.  The Company denies that it owes plaintiff the amount and intends to file an answer to the complaint.  The company also intends to contest the validity of the claim and believes it will be able to settle this lawsuit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default in the repayment of principal on approximately % of our convertible debentures and are in default in the repayment of principal on 100% of our short-term notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pop N Go, Inc.

May 20, 2008	By:	/s/ Melvin Wyman
Melvin Wyman Chief Executive Officer and Chief Financial Officer

May 20, 2008	By:	/s/ Melvin Wyman
Melvin Wyman Chief Financial Officer and Chief Financial Officer