Form 10-Q
period 2008-06-30
POP N GO INC
filed 2008-09-18
CIK 1071819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 17, 2008, - 462,109,732 shares of common stock

________________

Transitional Small Business Disclosure Format:   Yes [   ]   No [X ]

POP N GO, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

UNAUDITED

June 30,
2008
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,621
Inventory	28,289
Prepaid expenses and other current assets	10,357

TOTAL CURRENT ASSETS	83,267

RENTAL INVENTORY, net	51,823

TOTAL ASSETS	$135,090

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$753,096
Accrued liabilities	86,597
Consulting payable - related parties	517,669
Debenture interest payable	3,621,242
Accrued payroll and payroll taxes	191,151
Customer deposits	595,278
Loan payable - related party	240,000
Short-term note payable	818,659
Convertible debt, net	9,756,551
Warrant liability	165,791
Accrued derivative liability	468,190

TOTAL CURRENT LIABILITIES	17,214,224

LONG-TERM CONVERTIBLE DEBT, net	494,290

TOTAL LIABILITIES	17,708,514

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 900,000,000 shares
authorized; 440,609,732 shares issued and outstanding	440,610
Common stock to be issued	684,632
Additional paid-in capital	19,369,686
Prepaid consulting	(18,174)
Accumulated deficit	(38,050,178)

TOTAL STOCKHOLDERS' DEFICIT	(17,573,424)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$135,090

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SALES
Equipment sales	$42,894	$219,932	$320,389	$346,172
Revenue share income	4,607	10,373	25,503	47,800

TOTAL SALES	47,501	230,305	345,892	393,972

COST OF GOODS SOLD
Cost of goods sold equipment	19,311	98,093	153,268	191,176
Cost of goods sold revenue share income	2,508	13,991	15,223	36,754

TOTAL COST OF REVENUES	21,819	112,084	168,491	227,930

GROSS PROFIT	25,682	118,221	177,401	166,042

OPERATING EXPENSES
Selling, general and administrative	424,033	475,905	1,324,433	1,798,073
TOTAL OPERATING EXPENSES	424,033	475,905	1,324,433	1,798,073

LOSS FROM OPERATIONS	(398,351)	(357,684)	(1,147,032)	(1,632,031)

OTHER INCOME (EXPENSES):
Interest expense and financing costs	(508,119)	(609,745)	(1,665,526)	(1,948,160)
Amortization of beneficial conversion feature and debt discount	(71,202)	(576,450)	(352,439)	(1,793,392)
Change in fair value of warrant and derivative liabilities	172,536	821,484	1,851,348	1,419,303
Loss on settlement of debt	-	-	-	-
Other	-	3,944	-	11,276

TOTAL OTHER EXPENSE	(406,785)	(360,767)	(166,617)	(2,310,973)

LOSS BEFORE PROVISION FOR INCOME TAXES	(805,136)	(718,451)	(1,313,649)	(3,943,004)

PROVISION FOR INCOME TAXES	(800)	-	-	-

NET LOSS	$(804,336)	$(718,451)	$(1,313,649)	$(3,943,004)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	341,088,515	289,061,176	368,367,229	260,968,119

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	June 30,	June 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,313,649)	$(3,943,004)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,037	13,735
Loss on disposal of equipment	5,079	-
Beneficial conversion feature	352,439	1,793,392
Amortization of deferred finders fees	391,774	872,366
Fair value of warrants issued for services		44,113
Shares issued for loan incentive/services/debt settlement	30,654	218,000
Change in fair value of warrant and derivative liabilities	(1,851,348)	(1,419,303)
Amortization of prepaid consulting fees	9,366	39,114
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	37,160	(244,472)
Inventory	154,051	(100,638)
Prepaid expenses and other current assets	3,010	75,722
Increase (decrease) in:
Accounts payable	59,471	16,271
Accrued liabilities	(39,140)	2,768
Accrued consulting - related party	122,595	20,825
Debenture interest payable	1,042,870	514,905
Accrued payroll and payroll taxes	32,408	6,497
Customer deposits	558,923	-

Net cash used in operating activities	(400,300)	(2,089,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	-	(49,000)
Payments rental equipment	-	(65,242)

Net cash used in investing activities	-	(114,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures	414,398	2,286,300
Payments for convertible debenture	(13,000)	(52,663)
Payments for debt issuance costs	(159,775)	(525,037)
Payments for notes payable	-	(45,642)
Proceeds from sale of common stock	100,000	-
Proceeds from sale of common stock	-	1,000
Net cash provided by financing activities	341,623	1,663,958

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(58,677)	(539,993)

CASH AND CASH EQUIVALENTS, Beginning of period	103,298	751,457

CASH AND CASH EQUIVALENTS, End of period	$44,621	$211,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POP N GO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

UNAUDITED

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 2008, the Company issued (1) 109,918,750 shares of common stock in exchange for debt totaling $307,005; (2) 524,546 shares of common stock in accrued interest totaling $5,770; (3) 400,000 shares of common stock in exchange for accounts payable totaling $6,363; and (4) 5,391,605 shares that the Company previously committed to issue.

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

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Pop N Go, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results of the nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending September 30, 2008.

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

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.  At June 30, 2008, the Company had 122,803,500 warrants outstanding that were anti-dilutive.  In addition, the Company has convertible debentures that could be converted into 74,325,091 shares of the Company’s common stock.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers. The Company has not generated accounts receivable for the quartee ended June 30, 2008 as company has received full payments prior to shipments which have been accounted for in Customer Deposits.

Inventories

Inventories consist of small parts and supplies to be used in the manufacturing process of machines held for resale, work in process, and finished goods. Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

Prepaid Consulting

Prepaid consulting relates to amounts paid to consultants with the Company’s common stock.  The value of the consulting services is being expensed over the terms of the consulting agreements.

Rental equipment

Rental equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of seven years. Depreciation expense was $4,037 and $13,735 for the nine months ended June 30, 2008 and 2007, respectively.

Customer Deposits

As of June 30, 2008, customers had paid deposits totaling $595,278 to the Company for machines which had not been delivered and for services not fully performed as of that date. In accordance with these agreements, the Company is required to operate, service, insure, maintain, keep in good repair, stock and supply its product for machines over the agreement term. Revenue on the sale of these machines will be recognized when the equipment is shipped.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the nine months ended June 30, 2008 and 2007 were insignificant.

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

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

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

The Company maintains cash balances at a financial institution in California. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2008, the Company did not have amounts in bank accounts in excess of FDIC insurance limit.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment during the nine months ended June 30, 2008 and 2007.

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

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

•

A brief description of the provisions of this Statement

•

The date that adoption is required

•

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15,2008. Management is currently evaluating the effect of this pronouncement on financial statements.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 2 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine months ended June 30, 2008, the Company incurred net losses of $1,313,649.  In addition, the Company had a negative cash flow in operating activities of $400,300 in the nine months ended June 30, 2008, and the Company’s accumulated deficit was $38,050,178 as of June 30, 2008.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

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

Short-term notes payable at June 30, 2008 consisted of the following

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

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

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

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

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

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.  This beneficial conversion liability has been calculated to be $ 466,691 at June 30, 2008 and is shown as a current liability in the accompanying consolidated balance sheet.  In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction and all other non-employee options and warrants have been reported as liability at June 30, 2008 in the accompanying balance sheet with an aggregate fair value of $165,791. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate using the US Treasury bond equivalent yield (1.62% - 2.88%) consistent with the warrant term, volatility of 272% and expected term of 0.8 to 2.6 years.   The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net loss.

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

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

Below is a rollforward of the convertible debentures outstanding at June 30, 2008:

Balance at September 30, 2007	$10,314,845
Additions	424,397
Repayments	(13,000)
Converted to equity	(318,130)
Balance at June 30, 2008	$10,408,112

A summary of the convertible notes and related discounts is below:

Total
Gross convertible debentures	$10,408,112
Debt discounts	(95,143)
Deferred finders’ fee	(62,129)
Net	10,250,840
Less current portion	9,756,550
Long term portion	$494,290

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended June 30, 2008, the Company issued:

•

109,918,750 shares of common stock in exchange for debt totaling $307,005;

•

524,546 shares of common stock in accrued interest totaling $5,770;

•

400,000 shares of common stock in exchange for accounts payable totaling $6,363;

•

5,391,605 shares that the Company previously committed to issue;

•

1,700,000 shares of common stock for services rendered totaling $12,600; and

•

10,000,000 shares of common stock in exchange for cash totaling $100,000

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

Stock to be Issued

At June 30, 2008, the Company had committed to issue 7,865,404 shares of its common stock valued at $684,632.

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

As of June 30, 2008, there were no options outstanding under this plan.

Stock Purchase Warrants

During the nine months ended June 30, 2008, the Company did not issue any warrants to purchase shares of the Company’s common stock.

The following table summarizes information about the warrants outstanding at June 30, 2008:

	Warrants	Average Exercise Price
Outstanding, September 30, 2007	129,299,269	$0.01
Expired/Forfeited in FY 2008	(6,495,769)	$0.02
Outstanding, June 30, 2008	122,803,500	$0.01

The intrinsic value of the outstanding warrants at June 30, 2008 was $0.

Weighted-Average Remaining Contractual Life	2.59
Range of Exercise Prices	$0.01-0.1
Weighted-Average Exercise Price of Warrants Outstanding	$0.01

Weighted Average Exercise Price of Warrants Exercisable	$0.01

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

A lawsuit was filed by a former consultant of the Company in October 2007 at the Los Angeles Central District Court House. The lawsuit alleged a cause of action against Pop N Go and its CEO, Mel Wyman, for breach of contract and fraud. A judgment was rendered in favor of Pop N Go on the complaint filed by the plaintiff in August 2008.

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

A lawsuit was filed in May 2008 at the Los Angeles Superior Court alleging that the Company owes money to the plaintiff based on a debenture bond issued by the Company and seeks to recover $55,565.  The Company denies that it owes plaintiff the amount and filed an answer to the complaint.  The company also intends to contest the validity of the claim and believes it will be able to settle this lawsuit.

A lawsuit was filed in July 2008 alleging the Company owes money to the plaintiff for services rendered.  The complaint seeks to recover $110,000.  The Company denies that it owes plaintiff any money and has filed an answer to the complaint.  The Company intends to contest the validity of the claim.  It is too early to predict the outcome of this case, but the Company believes it will prevail in the lawsuit if the matter is not settled.  The Company believes it will be able to settle this lawsuit.

.

NOTE 7 - RELATED PARTY TRANSACTIONS

Loan payable – related party: At June 30, 2008, the Company owed a shareholder of the Company $240,000 under a loan payable agreement.  The loan bears interest at 10% per annum and was due September 2001 and is currently in default. During the nine months ended June 30, 2008, the company recorded imputed interest at 12%.

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

The Company also has accrued consulting to another shareholder of the Company. At June 30, 2008, total accrued consulting expenses to shareholders amounts to $453,169.

NOTE 8 - SEGMENT INFORMATION

Prior to October 1, 2002, the Company operated under two business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two reportable segments (machine sales and flavorings).  During the nine months ended June 30, 2008 or 2007, the Company did not operate the flavoring segment.

POP N GO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

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

Going Concern

Our independent auditor, Kabani & Co has expressed substantial doubt as to the Company’s ability to continue as a going concern for the year ended September 30, 2007 based on significant operating losses that the Company has incurred and the fact that the Company is currently in default on 70% of its convertible debentures and 100% of the short-term note payables. The Company owes delinquent payroll taxes of $187,803, which accrued prior to September 2002.

The Company has increased marketing activities to help generate sales sufficient to meet its cash flow obligations.

Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service.

We have a working capital deficit of $17,130,957 at June 30, 2008, which means that our current liabilities exceeded our current assets on June 30, 2008 by that amount.

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

Results of Operations

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

The Company generated net loss of $804,136 for the three months ended June 30, 2008 as compared to a net loss of $718,451 for the three months ended June 30, 2007.  This represents a loss from operations of $398,351 and $357,684 for the three months ended June 30, 2008 and 2007, respectively.

Total equipment sales for the three months ended June 30, 2008 were $42,894 as compared to $219,932 for the three months ended June 30, 2007.  The decrease is due to the Company’s deferral of approximately $177,038 (80.5%) in revenue for sale of equipment in the current quarter that has not yet been delivered at June 30, 2008.

Total cost of goods sold for equipment sales was $19,311 (40.7% of sales) and $98,093 (44.6% of sales) for the three months ended June 30, 2008 and 2007.  The decrease is due to the Company’s deferral of approximately $560,000 in revenue for sale of equipment in the current quarter that has not yet been delivered at June 30, 2008.

Total revenue share income for the three months ended June 30, 2008 was $4,607 as compared to $10,373 for the three months ended June 30, 2007.  This represents a decrease in revenue share income of 5,766 (55.6%) over the three months ended June 30, 2007. This decrease was primarily due to the Company’s moving away from revenue share business and growing its managed equipment business.

Total cost of goods sold for revenue share income for the three months ended June 30, 2008 was $2,508 as compared to $13,991 for the three months ended June 30, 2007. This decrease of $11,483 (82.1%) was primarily due to the Company’s moving away from revenue share business and growing its managed equipment business.

Total operating expenses consist primarily of general and administrative expenses.  For the three months ended June 30, 2008, total general and administrative expenses were $424,033 as compared to $475,905 for the three months ended June 30, 2007. This represents a 10.9% decrease over the same period in the prior three months.  This decrease is primarily a result of lower consulting, legal and marketing expenses that were incurred in previous year for the negotiations with China to manufacture equipment.

Other income (expenses) increased from $(360,767) for the three months ended June 30, 2007 to $(406,785) for three months ended June 30, 2008, which represents a 12.8% increase.  The increase is principally due to the change in the fair value of the warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to YA Global Investments, L.P. (f/n/a Capital Partners, LP and hereinafter, “YA Global”)  and the beneficial conversion feature embedded in the convertible debt.

Nine Months Ended June 30, 2008 Compared To Nine Months Ended June 30, 2007

The Company incurred a net loss of $1,313,649 for the nine months ended June 30, 2008 as compared to a net loss of $3,943,004 for the nine months ended June 30, 2007.  This represents a loss from operations of $1,147,032 and $1,632,031 for the nine months ended June 30, 2008 and 2007, respectively.

Total equipment sales for the nine months ended June 30, 2008 were $320,389 as compared to $346,172 for the nine months ended June 30, 2007.   The increase is due to the Company’s focus on expanding the marketing of the managed equipment sales program and beginning to sell its popcorn machines.

Total cost of goods sold for equipment sales was $153,268 (47.8% of sales) and $191,176 (55.2% of sales) for the nine months ended June 30, 2008 and 2007.  The increase is due to the Company’s focus on expanding the marketing of the managed equipment sales program and beginning to sell its popcorn machines.

Total revenue share income for the nine months ended June 30, 2008 was $25,503 as compared to $47,800 for the nine months ended June 30, 2007.  This represents a decrease in revenue share income of 46.6% over the six months ended June 30, 2007. This decrease was primarily due to the Company’s moving away from revenue share business and growing its managed equipment business.

Total cost of goods sold for revenue share income for the nine months ended June 30, 2008 was $15,223 (59.7% of sales) as compared to $36,754 (76.9% of sales) for the nine months ended June 30, 2007.  The decrease of $21,521(58.6%) was due to the Company’s moving away from revenue share business and growing its managed equipment business.

Total operating expenses consist primarily of general and administrative expenses.  For the nine months ended June 30, 2008, total general and administrative expenses were $1,324,433 as compared to $1,798,073 for the nine months ended June 30, 2007. This represents a 26.32% decrease over the same period in the prior nine months.  This decrease is primarily a result of lower consulting, legal and marketing expenses that were incurred in previous year for the negotiations with China to manufacture equipment.

Other income (expenses) decreased from ($2,310,973) for the nine months ended June 30, 2007 to ($166,617) for nine months ended June 30, 2008, which represents a 92.8% decrease.  The decrease is principally due to the amortization of beneficial conversion feature and debt discount and the change in the fair value of the warrant and derivative liabilities.  These liabilities principally relates to the fair value of the warrants issued in connection with the secured convertible debentures issued to YA Global and the beneficial conversion feature embedded in the convertible debt.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $44,621 as compared to cash and cash equivalents of $131,167 as of June 30, 2007.  At June 30, 2008, we had a working capital deficiency (total current liabilities in excess of total current assets) of $17,130,957 as compared to a working capital deficiency (total current liabilities in excess of current assets) of $16,152,692 as of June 30, 2007.  This increase in working capital deficiency was due to the increase in convertible debentures.

Net cash used in operating activities was $ 400,300 for nine months ended June 30, 2008, as compared to the net cash of $2,089,709 used in operating activities for the nine months ended June 30, 2007.

As shown in the consolidated financial statements, the Company’s accumulated deficit was $38,050,178 as of June 30, 2008.  In addition, the Company’s cash flow requirements have been met by issuing convertible debentures, and much of the Company’s debt is currently in default. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

During the nine months ended June 30, 2008, the Company issued:

•

109,918,750 shares of common stock in exchange for debt totaling $307,005;

•

524,546 shares of common stock in accrued interest totaling $5,770;

•

400,000 shares of common stock in exchange for accounts payable totaling $6,363;

•

5,391,605 shares that the Company previously committed to issue;

•

1,700,000 shares of common stock for services rendered totaling $12,600; and

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

We currently have $10,408,112 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to YA Global. Of those debentures, $8,314,584, or 79.9% of the total convertible debentures, is in default as of June 30, 2008.

Convertible Debentures and Promissory Notes

We are attempting to become current on our obligations by converting the debentures and promissory notes to common stock and issuing long-term promissory notes. We currently have $10,408,112 of outstanding convertible debentures, which includes convertible debentures issued to various private investors and the secured convertible debenture issued to YA Global. Of those debentures, $8,314,584 or 79.9% of the total convertible debentures is in default. We also have short term notes in the amount of $818,659. We are in default on a significant majority of these notes and in addition we are also in default on a promissory note we issued to Branax, LLC in the amount of $240,000. We have been in discussions with holders of a majority of these obligations, and have requested renewals by offering a conversation rate more acceptable with today's market value. We have not yet been able to bring these obligations current and the repayment obligations under the defaulted debentures and notes can be accelerated at any time by the holders of the notes.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

A lawsuit was filed by a former consultant of the Company in October 2007 at the Los Angeles Central District Court House. The lawsuit alleged a cause of action against Pop N Go and its CEO, Mel Wyman, for breach of contract and fraud. A judgment was rendered in favor of Pop N Go on the complaint filed by the plaintiff in August 2008.

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

A lawsuit was filed in May 2008 at the Los Angeles Superior Court alleging that the Company owes money to the plaintiff based on a debenture bond issued by the Company and seeks to recover $55,565.  The Company denies that it owes plaintiff the amount and filed an answer to the complaint.  The company also intends to contest the validity of the claim and believes it will be able to settle this lawsuit.

A lawsuit was filed in July 2008 alleging the Company owes money to the plaintiff for services rendered.  The complaint seeks to recover $110,000.  The Company denies that it owes plaintiff any money and has filed an answer to the complaint.  The Company intends to contest the validity of the claim.  It is too early to predict the outcome of this case, but the Company believes it will prevail in the lawsuit if the matter is not settled.  The Company believes it will be able to settle this lawsuit.

.

NOTE 9 - SUBSEQUENT EVENTS

On August 8, 2008, the Company converted debt on its Secured Debenture for $11,868 with the issuance of 21,500,000 shares of common stock.  See Note 4 for a description of the terms of the Secured Debenture.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default in the repayment of principal on approximately $8,314,584 or 79.9% of our convertible debentures and are in default in the repayment of principal on 100% of our short-term notes.

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

Pop N Go, Inc.

September 18, 2008	By:	/s/ Melvin Wyman
Melvin Wyman Chief Executive Officer and Chief Financial Officer

September 18, 2008	By:	/s/ Melvin Wyman
Melvin Wyman Chief Financial Officer and Chief Financial Officer